Form 10-Q
period 2005-09-30
US Oncology Holdings, Inc.
filed 2005-11-14
CIK 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

US Oncology Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0873619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300

Houston, Texas

77060

(Address of Principal Executive Offices)

(Zip Code)

(832) 601-8766

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of November 14, 2005, 119,390,602 shares of the Registrant’s common stock were outstanding.

US ONCOLOGY HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$130,583	$120,400
Accounts receivable	322,274	308,561
Other receivables	140,518	95,487
Prepaid expenses and other current assets	21,356	16,556
Inventories	26,116	5,080
Deferred income taxes	9,392	10,736
Due from affiliates	48,453	53,864

Total current assets	698,692	610,684
Property and equipment, net	399,795	383,141
Service agreements, net	245,873	255,680
Goodwill	716,732	730,278
Other assets	56,729	52,015

	$2,117,821	$2,031,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,399	$10,063
Accounts payable	277,439	181,136
Due to affiliates	119,870	112,221
Accrued compensation cost	25,573	31,322
Accrued interest payable	11,726	25,315
Income taxes payable	2,278	23,297
Other accrued liabilities	38,378	40,753

Total current liabilities	485,663	424,107

Deferred revenue	6,904	6,692
Deferred income taxes	34,125	28,980
Long-term indebtedness	1,219,809	978,937
Other long-term liabilities	7,381	176

Total liabilities	1,753,882	1,438,892
Minority interest	12,704	10,583
Preferred stock, 15,000 shares authorized, 13,939 shares issued and outstanding	287,970	469,838
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized, 119,391 and 118,974 shares issued and outstanding, respectively	119	119
Additional paid-in capital	61,781	108,176
Deferred compensation	(4,352)	(6,794)
Accumulated other comprehensive income, net of tax	556	—
Retained earnings	5,161	10,984

Total stockholders’ equity	63,265	112,485

	$2,117,821	$2,031,798

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30, 2005	Period from July 1, 2004 through August 20, 2004	Period from August 21, 2004 through September 30, 2004
	(Successor)	(Predecessor)	(Successor)
Product revenues	$418,724	$213,687	$149,271
Service revenues	229,621	121,928	103,845

Total revenues	648,345	335,615	253,116

Cost of products	400,876	200,225	144,764

Cost of services:
Operating compensation and benefits	107,138	55,015	42,928
Other operating costs	63,069	32,183	25,450
Depreciation and amortization	17,159	8,418	6,436

Total cost of services	187,366	95,616	74,814

Total cost of products and services	588,242	295,841	219,578
General and administrative expense	18,381	11,376	7,482
Merger-related charges	—	9,625	6,425
Depreciation and amortization	3,783	2,865	2,483

Total costs and expenses	610,406	319,707	235,968

Income from operations	37,939	15,908	17,148

Other income (expense):
Interest expense, net	(26,949)	(2,008)	(9,069)
Loss on early extinguishment of debt	—	(38,272)	—

Income (loss) before income taxes	10,990	(24,372)	8,079
Income tax (provision) benefit	(4,102)	6,023	(3,346)

Net income (loss)	$6,888	$(18,349)	$4,733

Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	1,375	—	—

Comprehensive income	$8,263	$(18,349)	$4,733

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2005	Period from January 1, 2004 through August 20, 2004	Period from August 21, 2004 through September 30, 2004
	(Successor)	(Predecessor)	(Successor)
Product revenues	$1,181,431	$901,616	$149,271
Service revenues	672,179	524,238	103,845

Total revenues	1,853,610	1,425,854	253,116

Cost of products	1,129,637	839,774	144,764

Cost of services:
Operating compensation and benefits	310,447	244,168	42,928
Other operating costs	183,117	144,200	25,450
Depreciation and amortization	50,027	37,375	6,436

Total cost of services	543,591	425,743	74,814

Total cost of products and services	1,673,228	1,265,517	219,578
General and administrative expense	53,189	40,676	7,482
Compensation expense under long-term incentive plan	14,507	—	—
Merger-related charges	—	9,625	6,425
Depreciation and amortization	13,105	13,198	2,483

Total costs and expenses	1,754,029	1,329,016	235,968

Income from operations	99,581	96,838	17,148

Other income (expense):
Interest expense, net	(74,539)	(10,931)	(9,069)
Loss on early extinguishment of debt	—	(38,272)	—
Other income	—	622	—

Income before income taxes	25,042	48,257	8,079
Income tax provision	(10,449)	(21,939)	(3,346)

Net income	$14,593	$26,318	$4,733

Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	556	—	—

Comprehensive income	$15,149	$26,318	$4,733

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(unaudited)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004	118,974	$119	$108,176	$(6,794)	—	$10,984	$112,485
Private offering proceeds	177	—	176	—	—	—	176
Restricted stock award issuances	240	—	420	(420)	—	—	—
Amortization of deferred compensation expense	—	—	—	2,862	—	—	2,862
Dividend declared	—	—	(46,991)	—	—	(2,994)	(49,985)
Accretion of preferred stock dividends	—	—	—	—	—	(17,422)	(17,422)
Accumulated other comprehensive income, net of tax	—	—	—	—	556	—	556
Net income	—	—	—	—	—	14,593	14,593

Balance at September 30, 2005	119,391	$119	$61,781	$(4,352)	$556	$5,161	$63,265

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2005	Period from January 1, 2004 through August 20, 2004	Period from August 21, 2004 through September 30, 2004
	(Successor)	(Predecessor)	(Successor)
Cash flows from operating activities:
Net income	$14,593	$26,318	$4,733

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,132	50,573	8,919
Deferred revenue	212	—	—
Deferred income taxes	16,661	7,371	5,556
Non-cash compensation expense	2,862	65	921
Non-cash items	—	(105)	—
Undistributed (earnings) losses in joint ventures	1,047	(20)	90
Loss on early extinguishment of debt	—	38,272	—

(Increase) Decrease in:
Accounts receivable	(34,733)	(39,151)	25,035
Prepaid expenses and other current assets	(31,163)	(28,352)	(8,629)
Inventories	(21,036)	(5,721)	(21,755)
Other assets	4,153	(396)	1,735

Increase (Decrease) in:
Accounts payable	96,304	35,525	41,480
Due from/to affiliates	13,127	23,578	23,669
Income taxes receivable/payable	(13,853)	14,003	(25,931)
Other accrued liabilities	(21,641)	9,689	3,503

Net cash provided by operating activities	89,665	131,649	59,326

Cash flows from investing activities:
Acquisition of property and equipment	(62,762)	(50,339)	(7,205)
Payments in affiliation transactions	(4,515)	—	—
Proceeds from contract separation	1,807	—	—
Proceeds from sale of real estate interests in joint venture	900	—	—
Purchase of common stock and outstanding options	—	—	(1,172,956)

Net cash used in investing activities	$(64,570)	$(50,339)	$(1,180,161)

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2005	Period from January 1, 2004 through August 20, 2004	Period from August 21, 2004 through September 30, 2004
	(Successor)	(Predecessor)	(Successor)
Cash flows from financing activities:
Issuance of stock	$899	$—	$309,100
Proceeds from other indebtedness	13,245	—	—
Proceeds from credit facility	—	—	400,000
Proceeds from senior floating rate notes	250,000	—	—
Proceeds from senior subordinated notes	—	—	575,000
Repayment of term loan	(16,912)	—	—
Repayment of credit facility	—	—	(67,277)
Repayment of senior subordinated notes	—	—	(172,000)
Repayment of other indebtedness	(4,944)	(10,336)	(4,951)
Payment of dividends on preferred stock	(200,015)	—	—
Payment of dividends on common stock	(49,985)	—	—
Debt issuance costs	(7,200)	—	(50,045)
Net payments in lieu of stock issuance upon contract Separation	—	—	(12,033)
Proceeds from exercise of options	—	18,726	—
Purchase of treasury stock	—	(4,247)	—

Net cash provided by (used in) financing activities	(14,912)	4,143	977,794

Increase (Decrease) in cash and equivalents	10,183	85,453	(143,041)

Cash and equivalents:
Beginning of period	120,400	124,514	209,967

End of period	$130,583	$209,967	$66,926

Supplemental Cash Flow Information:
Interest paid	$83,159	$19,303	$75
Taxes paid (refunded)	150	667	(9,139)
Delivery of common stock in affiliation transactions	—	1,278	—

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of US Oncology Holdings, Inc. (“Holdings” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on October 4, 2005, and subsequent filings.

Certain previously reported financial information has been reclassified to conform to the interim presentation.

NOTE 2 – THE MERGER TRANSACTION

On August 20, 2004, Oiler Acquisition Corp., a wholly-owned subsidiary of Holdings merged with and into US Oncology, Inc. (“US Oncology”) with US Oncology continuing as the surviving corporation and as a wholly-owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

Prior to the merger, 14,307,501 shares of US Oncology common stock then owned by Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of Holdings’ common and participating preferred stock. Upon consummation of the merger, these common shares were cancelled without payment of any merger consideration. The Company repaid approximately $281.1 million of existing indebtedness and incurred approximately $104.4 million in fees and expenses in connection with the August Transactions.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by WCAS and its related equity investors of $302.4 million, which funds were contributed to US Oncology;
•	the borrowing by US Oncology of $400.0 million in term loans under its new senior secured credit facility;
•	$245.0 million of cash on hand at the closing date; and
•	the issuance by US Oncology of $300.0 million aggregate principal amount of senior notes and $275.0 million aggregate principal amount of senior subordinated notes.

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

Subsequent to the initial capitalization of the Company, additional capital contributions of $39.8 million were received. The contributions represent the proceeds from private equity offerings to certain affiliated physicians and employees of the Company and to certain members of management.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

NOTE 3 – REVENUES

The Company derives revenues primarily from (i) comprehensive service arrangements with physician practices; (ii) pharmaceutical services agreements with physician practices under the service line model; (iii) research agreements with pharmaceutical manufacturers and other trial sponsors and (iv) fees paid by pharmaceutical companies for services as a group purchasing organization, data services and other services.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payors. For the three months ended September 30, 2005 and for the periods from July 1, 2004 through August 20, 2004 (predecessor) combined with August 21, 2004 through September 30, 2004 (successor), the affiliated practices derived 38.0% and 42.1%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.2% and 3.5%, respectively, relates to Medicare managed care programs) and 2.9% and 2.6%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2005 and for the periods from January 1, 2004 through August 20, 2004 (predecessor) combined with August 21, 2004 through September 30, 2004 (successor), the affiliated practices derived 39.0% and 41.5%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.1% and 3.5%, respectively, relates to Medicare managed care programs) and 2.8% and 2.5%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2005 and for the periods from January 1, 2004 through August 20, 2004 (predecessor) combined with August 21, 2004 through September 30, 2004 (successor), capitation revenues were less than 1% of total net patient revenue. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payor mix could materially and adversely affect the Company’s revenues.

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. Conversion to ASP-based reimbursement from AWP reduced Medicare reimbursement for pharmaceuticals approximately 15%, effective January 1, 2005. Also, since implementation, ASP has not remained constant. During the nine months ended September 30, 2005, the Company experienced a decline of approximately 7% in Medicare reimbursement since January 1, 2005. Because a significant majority of US Oncology’s service revenues and margins is based upon the revenues and margins of our affiliated practices, this change negatively affected US Oncology’s financial performance.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of total revenues for the nine months ended September 30, 2005, and for the periods from January 1, 2004 through August 20, 2004 (predecessor) combined with August 21, 2004 through September 30, 2004 (successor), respectively.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

Changes in intangible assets relating to service agreements and goodwill during the nine months ended September 30, 2005 consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2004	$255,680	$730,278
Adjustments for new basis	—	(13,546)
Practice affiliations	3,100	—
Practice disaffiliations and other, net	(1,592)	—
Amortization expense	(11,315)	—

Balance at September 30, 2005	$245,873	$716,732

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the August Transactions were determined based on an independent third-party valuation. The allocation of the purchase price was completed during the quarter ended September 30, 2005. Adjustments to goodwill during the nine months ended September 30, 2005 relate to changes to the preliminary purchase price allocation for the August Transactions to reflect the final valuation of acquired assets and assumed liabilities.

Accumulated amortization relating to service agreements was $10.8 million and $4.1 million at September 30, 2005 and December 31, 2004, respectively.

The carrying value of goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the August Transactions. The Company performs impairment tests on an ongoing basis annually, and more frequently in the event of any impairment indicators. No impairments were recorded during the nine months ended September 30, 2005.

NOTE 5 – INDEBTEDNESS

As of September 30, 2005 and December 31, 2004, long-term indebtedness consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Term loan	$381,088	$398,000
9.0% Senior Notes, due 2012	300,000	300,000
Senior Floating Rate Notes, due 2015	250,000	—
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	8,168	12,889
Mortgage, capital lease obligations and other	12,952	111

	1,230,208	989,000
Less: Current maturities	(10,399)	(10,063)

	$1,219,809	$978,937

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $560.0 million, consisting of:

•	a $160.0 million revolving credit facility, none of which was drawn as of September 30, 2005, including both a letter of credit sub-facility and a swingline loan sub-facility, that will terminate in six years, and

•	a $400.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. The amount outstanding under the term loan was $381.1 million as of September 30, 2005.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon settlement rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (1) 1.75% for alternate base rate term loans, (2) 2.75% for adjusted LIBOR term loans, (3) 1.50% for alternate base rate revolving loans and (4) 2.50% for adjusted LIBOR revolving loans.

Indebtedness under the senior secured credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries, all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which will become more restrictive over time. After the financial results are finalized for the year ending December 31, 2005, and each year thereafter, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2005, the Company is in compliance with all financial covenants.

Senior Floating Rate Notes

During March 2005, Holdings issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes are senior unsecured obligations that bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. During the period that the interest expense has been fixed, interest expense will amount to approximately $23.5 million annually, and may be more or less than that amount thereafter. During the third quarter of 2005, US Oncology paid Holdings an $11.0 million dividend to finance the semi-annual interest payment, due September 15, 2005.

Because Holdings’ sole asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of dividends to Holdings. The terms of existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $79.0 million as of September 30, 2005.

Additionally, the indenture governing the Holdings Notes contains certain covenants that limit, among other things, the Company’s ability to incur additional debt, pay dividends, redeem or repurchase capital stock, issue capital stock, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing its debt, and sell certain assets or merge with or into other companies.

Proceeds from the Holdings Notes were used to pay a $250 million dividend to its common and preferred shareholders. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ Cash

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

Incentive Plan, and Holdings also incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the second quarter of 2005.

In November, 2005, the Company completed an exchange offer for the Holdings Notes pursuant to which the $250.0 million outstanding notes were exchanged for substantially identical notes in an offering registered under Federal securities laws in accordance with the registration rights agreement related to the Holdings Notes.

Future principal obligations under US Oncology and Holdings’ indebtedness as of September 30, 2005, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
US Oncology payments due	$10,399	7,300	6,438	4,775	4,802	$946,494
Holdings payments due	—	—	—	—	—	250,000

NOTE 6 – STOCK-BASED COMPENSATION

The Company has elected to continue to follow APB 25, and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the quarter and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123, the related effects would have been immaterial to the Company’s financial statements.

Successor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of the Company’s parent subsequent to the August Transactions. Each of these plans involves shares of Holdings common stock or options to purchase Holdings’ common stock.

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted stock and 3,933,595 options to purchase Holdings common stock. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Holdings granted 21,580,000 shares of common stock as restricted stock awards during the period from August 21 through December 31, 2004, and 240,000 shares during the nine months ended September 30, 2005. The fair value of the restricted stock awards issued during the period from August 21 through December 31, 2004, and the nine months ended September 30, 2005, of approximately $10.8 million and $0.4 million, respectively, was recorded as paid in capital and deferred compensation in the Statement of Stockholders’ Equity. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 2005.

During October 2004, Holdings granted 1,820,000 options for shares of common stock to certain employees of which 1,810,000 options remained outstanding (net of forfeitures) as of December 31, 2004. For the nine months ended September 30, 2005 the Company awarded 470,000 options. The options were granted at the fair value of common stock as of the date of grant, vest over 5 years (or upon specified performance periods during the three years ending December 31, 2006) and have an option term not to exceed 10 years. As of September 30, 2005, 2,280,000 options are outstanding (net of forfeitures).

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office at the plan’s adoption and each eligible director who joined the board after adoption was automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director was automatically granted an option to purchase 1,000 shares of common stock for each board

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

committee on which such director served. Through September 30, 2005, options to purchase 29,000 shares of common stock have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant.

In addition to these stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon i) a qualified initial public offering or change in control of or ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the first quarter of 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan that was financed with a dividend from US Oncology. Compensation expense associated with this obligation was recorded in the first quarter of 2005. Payment of the dividend and the corresponding payment under the Cash Incentive Plan was made in the second quarter of 2005.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $6.9 million as of September 30, 2005. The amount of this obligation may increase or decrease based upon future performance of the Company.

Predecessor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of US Oncology prior to the August Transactions. All such plans were terminated in connection with the August Transactions.

At August 20, 2004, US Oncology had seven stock-based employee compensation plans. US Oncology accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying common stock on the date of the grant were insignificant for the period from July 1, 2004 through August 20, 2004 (predecessor) and the period from January 1, 2004 through August 20, 2004 (predecessor).

The following table illustrates the effect on net income if US Oncology had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation (in thousands):

	Period from July 1, 2004 through August 20, 2004	Period from January 1, 2004 through August 20, 2004
	(Predecessor)	(Predecessor)
Net income (loss), as reported	$(18,349)	$26,318
Less: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related income taxes	(2,674)	(15,390)

Pro forma net income (loss)	$(21,023)	$10,928

NOTE 7 – SEGMENT FINANCIAL INFORMATION

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

The Company’s reportable segments are based on internal management reporting, which disaggregates business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services (primarily consisting of cancer research services). The medical oncology services segment provides practice management services to medical oncology practices and purchases and manages specialty oncology pharmaceuticals. The cancer center services segment, develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include both comprehensive and service line arrangements. The Company provides cancer center services only in comprehensive service arrangements.

The table below presents segment results for the three months ended September 30, 2005, for the period from July 1, 2004 through August 20, 2004 (predecessor) and the period from August 21, 2004 through September 30, 2004 (successor) and for the nine months ended September 30, 2005, the period from January 1, 2004 through August 20, 2004 (predecessor) and the period from August 21, 2004 through September 30, 2004 (successor), (in thousands):

	Three Months Ended September 30, 2005 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$418,724	$—	$—	$—	$418,724
Service revenues	144,504	72,879	12,238	—	229,621

Total revenues	563,228	72,879	12,238	—	648,345
Operating expenses	(510,890)	(48,124)	(12,068)	(18,382)	(589,464)
Depreciation and amortization	(437)	(10,446)	(347)	(9,712)	(20,942)

Income (loss) from operations	$51,901	$14,309	$(177)	$(28,094)	$37,939

	Period from July 1, 2004 through August 20, 2004 (Predecessor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$213,687	$—	$—	$—	$213,687
Service revenues	80,294	35,075	6,559	—	121,928

Total revenues	293,981	35,075	6,559	—	335,615
Operating expenses	(258,812)	(23,080)	(6,543)	(19,989)	(308,424)
Depreciation and amortization	(11)	(4,994)	(144)	(6,134)	(11,283)

Income (loss) from operations	$35,158	$7,001	$(128)	$(26,123)	$15,908

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

	Period from August 21, 2004 through September 30, 2004 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$149,271	$—	$—	$—	$149,271
Service revenues	70,063	28,345	5,437	—	103,845

Total revenues	219,334	28,345	5,437	—	253,116
Operating expenses	(187,947)	(18,971)	(4,848)	(15,283)	(227,049)
Depreciation and amortization	(10)	(3,650)	(113)	(5,146)	(8,919)

Income (loss) from operations	$31,377	$5,724	$476	$(20,429)	$17,148

	Nine Months Ended September 30, 2005 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$1,181,431	$—	$—	$—	$1,181,431
Service revenues	419,315	217,753	35,111	—	672,179

Total revenues	1,600,746	217,753	35,111	—	1,853,610
Operating expenses	(1,444,256)	(140,801)	(37,408)	(53,925)	(1,676,390)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)
Depreciation and amortization	(474)	(29,781)	(1,064)	(31,813)	(63,132)

Income (loss) from operations	$156,016	$47,171	$(3,361)	$(100,245)	$99,581

	Period from January 1, 2004 through August 20, 2004 (Predecessor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$901,616	$—	$—	$—	$901,616
Service revenues	332,204	159,129	32,905	—	524,238

Total revenues	1,233,820	159,129	32,905	—	1,425,854
Operating expenses	(1,093,771)	(104,992)	(29,662)	(50,018)	(1,278,443)
Depreciation and amortization	(42)	(21,862)	(638)	(28,031)	(50,573)

Income (loss) from operations	$140,007	$32,275	$2,605	$(78,049)	$96,838

	Period from August 21, 2004 through September 30, 2004 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$149,271	$—	$—	$—	$149,271
Service revenues	70,063	28,345	5,437	—	103,845

Total revenues	219,334	28,345	5,437	—	253,116
Operating expenses	(187,947)	(18,971)	(4,848)	(15,283)	(227,049)
Depreciation and amortization	(10)	(3,650)	(113)	(5,146)	(8,919)

Income (loss) from operations	$31,377	$5,724	$476	$(20,429)	$17,148

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of September 30, 2005, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$56,208	49,001	39,898	33,278	26,485	$137,904

Pharmacy Distribution Initiative

The Company’s 75,000 square foot distribution facility in Fort Worth, TX, was completed during the third quarter of 2005. As of November 2, 2005, distribution operations for approximately 70% of sites had commenced. In states where distribution licenses have been obtained, the Company is currently in the process of transitioning a majority of the remaining affiliated practices to the distribution center. All orders for these sites are processed through the distribution center while shipments are currently made from both the Company’s facility and our third-party distributor. The Company also continues to negotiate distribution arrangements with pharmaceutical manufacturers. The Company’s total investment in distribution facilities and equipment is approximately $10.9 million as of September 30, 2005. Operating and one-time start-up expenses amounted to approximately $2.0 million during the nine months ended September 30, 2005. In addition, the Company expects to accumulate and maintain, on an ongoing basis, approximately $100 million of inventory at its distribution center.

Litigation

As disclosed in Part II, Item 1, under the heading “Legal Proceedings,” the Company is aware that it and certain of its subsidiaries and affiliated practices have, in the past, been subject to qui tam lawsuits filed under seal alleging healthcare law violations. Although the suits of which the Company is aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

From time to time, the Company becomes involved in disputes with affiliated practices. These disputes typically relate to disagreements regarding performance under the service agreement with the physician group in question or to issues of contract interpretation. Generally, the Company is able to resolve such disputes without resorting to litigation. There is a risk, however, that such disputes could result in litigation and in a deterioration or dissolution of the relationship with the physician group in question. Currently, the Company is in litigation with one practice consisting of 35 physicians affiliated under a net revenue model service agreement, relating to the terms of, enforceability of, and performance under, its service agreement. This practice represents 4.5% of our consolidated revenue for the nine months ended September 30, 2005.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” (“SFAS 123(R)”) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the ability to account for share-based compensation transactions

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005 – continued

using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations and comprehensive income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, a number of other requirements exist under the standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefits on employee stock options. The effective date of the standard for nonpublic companies is for annual fiscal periods beginning after December 15, 2005. The Company continues to evaluate the impact of the adoption of this standard, but does not expect the adoption of SFAS 123(R) to have a material effect on its results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in Amendment No. 1 to our Registration Statement on Form S-4, filed with the SEC on October 4, 2005, and subsequent filings.

General

We provide comprehensive services to our network of affiliated practices, made up of 985 affiliated physicians in 494 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.4 billion of pharmaceuticals through a network of 46 licensed pharmacies, 158 pharmacists and 317 pharmacy technicians.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 97 community-based radiation facilities, including 84 integrated cancer centers that include medical oncology and radiation oncology operations, and 13 radiation-only facilities. We manage over one million square feet of medical office space. We also have installed and manage 30 Positron Emission Tomography (“PET”) systems including 8 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 72 clinical trials supported by our network of 492 participating physicians in more than 186 research locations.

We provide these services through two economic models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our pharmaceutical service line model, under which medical oncology practices contract with the Company to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues (approximately 89% during the third quarter of 2005) are derived under the comprehensive services model.

The Merger Transaction

On August 20, 2004, Oiler Acquisition Corp., a wholly-owned subsidiary of US Oncology Holdings, Inc. (“Holdings”) merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

Prior to the merger, 14,307,501 shares of US Oncology common stock then owned by Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of Holdings’ common and participating preferred stock. Upon consummation of the merger, these common shares were cancelled without payment of any merger consideration. The Company repaid

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

approximately $281.1 million of existing indebtedness and incurred approximately $104.4 million in fees and expenses in connection with the August Transactions.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by WCAS and its related equity investors of $302.4 million, which funds were contributed to US Oncology;
•	the borrowing by US Oncology of $400.0 million in term loans under its new senior secured credit facility;
•	$245.0 million of cash on hand at the closing date; and
•	the issuance by US Oncology of $300.0 million aggregate principal amount of senior notes and $275.0 million aggregate principal amount of senior subordinated notes.

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

Subsequent to the initial capitalization of the Company, additional capital contributions of $39.8 million were received. The contributions represent the proceeds from private equity offerings to certain affiliated physicians and employees of the Company and to certain members of management.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering services to physicians that enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower cost structures at our affiliated practices, while enabling them to continue to deliver quality patient care.

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those practices which have a preeminent position in their local market, that are diversified beyond medical oncology and that have implemented efficient management processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce health care costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community context.

In all of our practices, we continue to focus on initiatives that enhance efficiency by sharing best practices regarding efficient practice management, pharmaceutical use, practice staffing and other strategies across our network. In addition, we assist our practices in their implementation of programs designed to enhance the quality and convenience of patient care. We also manage the development of additional practice sites and assist practices in maintaining adequate reimbursement rates.

During 2004 we acquired electronic medical record software, iKnowMed, along with its technical development team and related assets located in Berkeley, CA. We have commenced implementation of iKnowMed at selected affiliated practices. We believe that continued implementation of information systems and analytical tools at our affiliated practices will improve patient care, efficiency, and our ability to provide information services. We may make additional acquisitions to expand our range of services and further our growth initiatives.

As part of our strategy to broaden the range of services offered to affiliated practices, we are developing a specialty pharmaceutical distribution operation. We have completed the buildout of our 75,000 square foot distribution facility in Fort Worth, TX, and obtained necessary distribution licenses for certain states during the first nine months of 2005. As of November 2, 2005, distribution operations for approximately 70% of sites had commenced.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

In states where distribution licenses have been obtained, the Company is currently in the process of transitioning a majority of the remaining affiliated practices to the distribution center. We also continue to negotiate distribution arrangements with pharmaceutical manufacturers. During the phase-in of our distribution function, all orders are processed through the distribution center while shipments are currently made from both our distribution facility and our third-party distributor. The Company anticipates the network’s affiliated practices will receive approximately 90% of their pharmaceuticals from the distribution facility by the end of the first quarter of 2006. We believe our own distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient. We also intend to continue to expand other services we provide to pharmaceutical manufacturers.

Our total investment in distribution facilities and equipment is approximately $10.9 million as of September 30, 2005. Operating and one-time start-up expenses amounted to approximately $2.0 million during the nine months ended September 30, 2005. In addition, we expect to accumulate and maintain, on an ongoing basis, approximately $100 million of inventory at our distribution center. We expect to make this investment during the remainder of 2005 and the first quarter of 2006 from available cash generated from operations and, if necessary, borrowings under our existing revolving line of credit.

Another key initiative is expanding our network. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets, including those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating or facilitating affiliation with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Economic Models

Our comprehensive service agreements are long-term agreements (generally with initial terms of 25 to 40 years), cannot be terminated unilaterally without cause and physicians are required to enter into employment or non-competition agreements with the practice. Prior to 2002 and to a limited extent in 2005, we paid consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have assisted affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups.

Under the majority of our comprehensive service agreements, we are compensated on the “earnings model” (as contrasted with the “net revenue” model). Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the third quarter of 2005, 81.5% of our revenue was derived from affiliated practices managed under agreements under the earnings model. In some states, our agreements provide for a fixed management fee.

Of our revenue for the quarter ended September 30, 2005, 7.5% was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since, if insufficient funds exist to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Since 2000, we have been seeking to convert net revenue model practices to the earnings model or service line model. Related to this effort, we have also terminated our relationship with several practices where we have been unable to come to terms regarding a conversion. During the year ended December 31, 2000, 56.3% of our revenue was derived from net revenue model practices, while only 7.5% of our 2005 third quarter revenue was so derived. We are currently involved in litigation with a net revenue model practice accounting for 4.5% of our 2005 third quarter revenue, in which that practice is seeking to terminate its agreement with us.

Approximately 10.5% of our third quarter 2005 revenue was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. Fees for our services are based on the level of services provided to each practice.

Forward-Looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to physician affiliations, cancer centers and PET installations; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

Additional risks and uncertainties relating to our operations include Medicare reimbursement for prescription drugs used by affiliated practices, including continued implementation of the Medicare Modernization Act of 2003 (“MMA”), calculation of average sales price, implementation of third-party vendor programs and other matters, impact of ASP-based reimbursement on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), concentration of pharmaceutical purchases and favorable pricing among a limited number of vendors, reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as entry into pharmaceutical distribution and implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices.

Reductions in Medicare reimbursement, including those related to MMA, may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine, by moving to a hospital setting or (beginning in mid-2006) by choosing to obtain drugs through the Medicare competitive acquisition program. Any reduction in the number of our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce health care costs, drug costs in particular, will continue to intensify.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Please refer to our filings with the SEC, including Amendment No. 1 to our Registration Statement on Form S-4, filed with the SEC on October 4, 2005, and subsequent filings, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

The cautionary statements contained or referred to in this report should be considered in connection with any written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.

Reimbursement Matters

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement for oncology pharmaceuticals paid during the first quarter of 2005, as compared to 2004 levels.

Since implementation, ASP has not remained constant. ASP for the third quarter of 2005 resulted in a further reduction in Medicare reimbursement for pharmaceuticals administered by affiliated practices of approximately 2% from the second quarter of 2005 and, similarly, ASP for the fourth quarter is expected to result in a further reduction of 1% from the third quarter of 2005. For the nine months ended September 30, 2005, we experienced approximately a 7% decrease in Medicare reimbursement since January 1. The adverse impact of ASP implementation, including the further reduction in the fourth quarter, has been partially mitigated by the overall growth of affiliated practices’ revenues. Published ASP for the fourth quarter of 2005, if applied to pharmaceuticals administered by affiliated practices during the third quarter of 2005 would result in a decrease of approximately $0.5 million in EBITDA, for the third quarter of 2005.

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was by CMS projected to add an aggregate of $260 million in Medicare payments to oncologists across the United States. CMS recently announced the continuation of the project for 2006. The continuation includes substantial revisions to the program to gather more specific information relevant to the quality of care for cancer patients. Reporting will no longer be specific to chemotherapy, but instead will be focused on physician evaluation and management. We are working to evaluate and clarify the impact of program revisions. We currently expect that reduced reimbursement under the Medicare Demonstration Project will negatively impact EBITDA in 2006 by approximately $5-6 million (based on application of revised rates to our 2005 results).

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a small number of manufacturers. We believe that implementation of ASP-based pricing will likely reduce the amount of differential pricing that is available to us in the marketplace, which is one of our key competitive strengths.

On July 6, 2005, the Centers for Medicare and Medicaid Services (“CMS”) introduced an Interim Final Rule on the Competitive Acquisition Program (“CAP”), scheduled to begin January 1, 2006. Under CAP, physician practices may opt to have an external vendor provide and bill Medicare for the drugs and biologicals administered in the physician’s office. On August 3, 2005 CMS announced that bidding under CAP had been postponed pending further revisions to the program rules. On November 2, 2005, certain aspects of the CAP were revised in two rules. A final rule contains revisions aimed at improving a number of the components of CAP including the bidding process and certain operational issues. An interim final rule with comment period excludes the sales of drugs furnished under the CAP in the Average Sales Price calculations for a period of three years.

Medicare reimbursement for services of physicians is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVU’s” or “units”). RVU’s are intended to reflect the intensity of the physicians’ work, practice expenses and

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

geographic variations in costs. The units are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. For 2006, application of the formula results in a 4.4% decrease in the conversion factor, and when combined with a modification for budget neutrality, the conversion factor is slated to decrease by 4.5%. Through the MMA, Congress has legislated that the conversion factor for 2004 and 2005 would increase by 1.5% per year. For 2006, the Senate has passed legislation that includes a 1% increase in the conversion factor. The House has not included such language in its reconciliation package. Lawmakers will meet in conference committee to resolve differences between the House and Senate versions of the bills. It is expected that the conversion factor will be finalized by the end of 2005.

If Congress does not revise the formula-derived conversion factor between now and year end, Medicare reimbursement for physician services will decrease by 4.5%, effective January 1, 2006. If applied to annualized September 30, 2005 reimbursements, a decrease of 4.5% would reduce EBITDA by $4-5 million for the year ending December 31, 2005. Also, there is a likelihood that if Congress does not act on the conversion factor, reimbursement for some managed care contracts would decrease similarly.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payors, such as the recent changes in Medicare reimbursement.

Please refer to the “Critical Accounting Policies” section of Amendment No. 1 to our Registration Statement on Form S-4, filed with the SEC on October 4, 2005, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition, general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” (“SFAS 123(R)”) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of operations and

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

comprehensive income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, a number of other requirements exist under the standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefits on employee stock options. The effective date of the standard for nonpublic companies is for annual fiscal periods beginning after December 15, 2005. We continue to evaluate the impact of the adoption of this standard, but do not expect the adoption of SFAS 123(R) to have a material effect on our results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

Discussion of Non-GAAP Information

In this quarterly report, we use the term “EBITDA” which represents earnings before interest and other expense, net, taxes, depreciation, amortization (including amortization of stock compensation). EBITDA is not calculated in accordance with GAAP, rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the income statement and statement of cash flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the performance and liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate our liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

Also within this quarterly report, to facilitate comparison of the quarterly and nine month periods ended September 30, financial results preceding the August Transactions have been combined with results following the August Transactions. Such combination is not consistent with GAAP, which requires the successor period be presented separately from the predecessor period, because purchase accounting adjustments may make the successor period not comparable to the predecessor period.

In all events, EBITDA and the combined results for the quarterly and nine month periods ended September 30, 2004, are not intended to be a substitute for GAAP measures, and investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Results of Operations

As of September 30, 2005 and 2004, respectively, we have affiliated with the following number of physicians (including those under service line arrangements), by specialty:

	September 30, 2005	September 30, 2004
Medical oncologists/hematologists	805	782
Radiation oncologists	140	127
Other oncologists	40	38

Total physicians	985	947

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and service line agreements:

Comprehensive Service Agreements	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Affiliated physicians, beginning of period	803	805	797	793
Physician practice affiliations	10	5	27	8
Recruited physicians	45	29	54	50
Physician practice separations	—	—	(5)	(2)
Retiring/Other	(17)	(12)	(32)	(22)

Affiliated physicians, end of period	841	827	841	827

Service Line Agreements	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Affiliated physicians, beginning of period	141	109	133	104
Physician practice affiliations	9	24	22	40
Recruited physicians	—	—	2	—
Physician practice separations	(4)	(7)	(11)	(18)
Retiring/Other	(2)	(6)	(2)	(6)

Affiliated physicians, end of period	144	120	144	120

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Cancer Centers, beginning of period	82	77	79	78
Cancer Centers opened	2	1	5	1
Cancer Centers closed	—	—	—	(1)

Cancer Centers, end of period	84	78	84	78

Radiation oncology-only facilities, end of period	13	12	13	12

Total Radiation Oncology Facilities	97	90	97	90

PET Systems (1)	30	26	30	26

(1)	Including 8 and 3 PET/CT systems at September 30, 2005 and 2004, respectively

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements per operating day:

	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Per Operating Day:
Medical oncology visits(1)	9,342	9,242	9,300	9,192
Radiation treatments	2,751	2,524	2,813	2,514
IMRT treatments (included in radiation treatments)	397	268	410	240
PET scans	155	114	148	107
CT scans	591	450	561	403
New patients enrolled in research studies	888	741	2,633	2,202

(1)	Medical Oncology visits include those made by medical oncologists under CSA agreements only and do not include those visits made by service line physicians.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Product revenues	64.6%	61.7%	63.7%	62.6%
Service revenues	35.4	38.3	36.3	37.4

Total revenues	100.0	100.0	100.0	100.0

Cost of products	61.8	58.6	60.9	58.6
Cost of services:
Operating compensation and benefits	16.6	16.6	16.7	17.1
Other operating costs	9.7	9.8	9.9	10.1
Depreciation and amortization	2.6	2.5	2.7	2.6

Total cost of services	28.9	28.9	29.3	29.8
Total cost of products and services	90.7	87.5	90.2	88.4
General and administrative expense	2.8	3.2	2.9	2.9
Compensation expense under long-term incentive plan	—	—	0.8	—
Merger-related charges	—	2.7	—	1.0
Depreciation and amortization	0.6	0.9	0.7	0.9

Total costs and expenses	94.1	94.3	94.6	93.2

Income from operations	5.9	5.7	5.4	6.8

Other income (expense):
Interest expense, net	(4.2)	(1.9)	(4.0)	(1.2)
Loss on early extinguishment of debt	—	(6.5)	—	(2.3)

Income (loss) before income taxes	1.7	(2.7)	1.4	3.3
Income tax (provision) benefit	(0.6)	0.5	(0.6)	(1.5)

Net income (loss)	1.1%	(2.2)%	0.8%	1.8%

We provide medical oncology, cancer center, and cancer research services to physician practices. We currently earn revenue from physician practices under comprehensive service agreements, under which we provide a comprehensive array of business services to affiliated practices and are paid a service fee and reimbursed for all expenses, and under service line agreements through which we offer pharmaceutical purchasing and management services and cancer research services under separate agreements for each service line.

We derive revenue primarily in four areas:

• Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues derived from amounts we bill and collect on behalf of affiliated practices, which are reduced by the amounts retained by those practices under our contracts. Service fee revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments, allowances for doubtful accounts and by the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

• Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

• GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile, as well as fees for other informational services we provide to pharmaceutical companies.

• Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive service agreements and our service line arrangements with affiliated practices are derived from sales of pharmaceutical products and are reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting our accrued fees and accrued practice expenses from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. These amounts we remit to physician groups are excluded from our revenue, because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

The following table reflects our revenue by segment for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Medical oncology services	$563,228	$513,315	$1,600,746	$1,453,154
Cancer center services	72,879	63,420	217,753	187,474
Other services	12,238	11,996	35,111	38,342

	$648,345	$588,731	$1,853,610	$1,678,970

Governmental programs, such as Medicare and Medicaid, are collectively the practices’ largest payors. For the three months ended September 30, 2005 and 2004, the affiliated practices derived 38.0% and 42.1%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.2% and 3.5%, respectively, represents Medicare managed care) and 2.9% and 2.6%, respectively, of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue for both periods. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or affiliated practices’ payor mix can materially and adversely affect our revenues.

Revenues. Revenues for the quarter ended September 30, 2005 were $648.3 million compared to $588.7 million for the quarter ended September 30, 2004, an increase of $59.6 million or 10.1%. Revenues for the nine months ended September 30, 2005 were $1,853.6 million compared to $1,679.0 million for the nine months ended September 30, 2004, an increase of $174.6 million or 10.4%.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Medical oncology revenues for the quarter ended September 30, 2005 were $563.2 million, an increase of $49.9 million, or 9.7%, compared to the third quarter of 2004. Medical oncology revenues for the nine months ended September 30, 2005 were $1,600.7 million, an increase of $147.6 million, or 10.2%, compared to the nine months ended September 30, 2004. The increases are due to growth in pharmaceutical revenue attributed to physicians affiliated with the network during each of these periods. The number of medical oncologists/hematologists affiliated with the Company increased to 805 at September 30, 2005 from 782 at September 30, 2004.

Cancer center revenues for the quarter ended September 30, 2005 were $72.9 million, an increase of $9.5 million, or 14.9%, compared to the third quarter of 2004. Cancer center revenues for the nine months ended September 30, 2005 were $217.8 million, an increase of $30.3 million, or 16.2%, compared to the nine months ended September 30, 2004. The increases are due to the net addition of 7 radiation oncology facilities and 13 radiation oncologists since September 30, 2004.

Cost of Products. Cost of products for the quarter ended September 30, 2005 increased to $400.9 million from $345.0 million in the third quarter of 2004. As a percentage of total revenue, cost of products was 61.8% during the third quarter of 2005 and 58.6% for the third quarter of 2004. Cost of products for the nine months ended September 30, 2005 increased to $1,129.6 million or 14.7%, from $984.5 million in the nine months ended September 30, 2004. As a percentage of total revenue, cost of products was 60.9% during the first nine months of 2005, compared to 58.6% for the nine months ended September 30, 2004. The reduction in margin on product revenues is primarily attributable to reduced Medicare reimbursement rates as a result of the adoption of ASP pricing by Medicare, effective January 1, 2005.

Operating Compensation and Benefits. Operating compensation and benefits includes salaries and wages of our operating-level employees and the employees of our affiliated practices (other than physicians). Operating compensation and benefits increased by $9.2 million, or 9.4%, to $107.1 million during the three months ended September 30, 2005 and by $23.4 million, or 8.1%, to $310.4 million during the nine months ended September 30, 2005 over the comparable periods in the prior year. As a percentage of revenue, operating compensation and benefits were 16.6 % during the three month periods ended September 30, 2005 and September 30, 2004 and 16.7% and 17.1% during the nine month periods ended September 30, 2005 and 2004, respectively.

Other Operating Costs. Other operating costs consist of rent, utilities, repairs and maintenance, insurance and other direct field costs. Other operating costs increased by $5.4 million, or 9.4%, to $63.1 million during the three months ended September 30, 2005 and by $13.5 million, or 7.9%, to $183.1 million during the nine months ended September 30, 2005 over the comparable periods in the prior year.

General and Administrative. General and administrative expenses were $18.4 million in the third quarter of 2005 and $18.9 million in the third quarter of 2004, a decrease of $(0.5) million, or 2.6%. General and administrative expenses increased by $5.0 million, or 10.4%, to $53.2 million for the nine months ended September 30, 2005 primarily due to investments in infrastructure to support development activities and increases in operational support to assist in the transition to ASP, combined with restricted stock amortization expense.

EBITDA. Overall, we experienced an improvement in operating margins associated with earnings before taxes, interest, depreciation and amortization (including amortization of stock compensation). EBITDA was $165.6 million, or 8.9% of revenue, for the nine months ended September 30, 2005 compared to $135.2 or 8.1% of revenue, for the same period in 2004. The improvement is attributable primarily to $16.1 million of merger-related charges and a $38.3 million loss on early extinguishment of debt associated with the August Transactions incurred in the nine months ended September 30, 2004. Partially offsetting these costs, that did not recur in 2005, is the impact of lower oncology pharmaceutical reimbursement rates and the payment of $14.5 million to participants in our long-term cash incentive plan during the nine month period ended September 30, 2005 as a result of the special dividend paid in connection with the issuance of $250.0 million notes by Holdings.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table reconciles net income as shown in the Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA and reconciles EBITDA to net cash provided by operating activities as shown in the Condensed Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended September 30, 2005	Combined Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004
Net income (loss)	$6,888	$(13,616)	$14,593	$31,051
Interest expense, net and other income	26,949	11,077	74,539	19,378
Income taxes	4,102	(2,677)	10,449	25,285
Depreciation and amortization	20,942	20,202	63,132	59,492
Amortization of stock compensation	949	—	2,862	—

EBITDA	59,830	14,986	165,575	135,206
Compensation expense under long-term incentive plan	—	—	14,507	—
Merger-related charges	—	16,050	—	16,050
Loss on early extinguishment of debt	—	38,272	—	38,272
Changes in assets and liabilities	(24,462)	(8,804)	(16,925)	33,113
Undistributed earnings in joint ventures	149	38	1,047	70
Deferred income taxes	4,102	8,727	10,449	12,927
Interest expense, net and other income	(26,949)	(11,077)	(74,539)	(19,378)
Income tax expense	(4,102)	2,677	(10,449)	(25,285)

Net cash provided by operating activities	$8,568	$60,869	$89,665	$190,975

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Following is the EBITDA of our operating segments for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$418,724	$—	$—	$—	$418,724
Service revenues	144,504	72,879	12,238	—	229,621

Total revenues	563,228	72,879	12,238	—	648,345
Operating expenses	(511,327)	(58,570)	(12,415)	(28,094)	(610,406)

Income (loss) from operations	51,901	14,309	(177)	(28,094)	37,939
Add back: Depreciation and amortization	437	10,446	347	9,712	20,942
Amortization of stock compensation	—	—	—	949	949

EBITDA	$52,338	$24,755	$170	$(17,433)	$59,830

	Combined Three Months Ended September 30, 2004
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$362,958	$—	$—	$—	$362,958
Service revenues	150,357	63,420	11,996	—	225,773

Total revenues	513,315	63,420	11,996	—	588,731
Operating expenses	(446,780)	(50,695)	(11,648)	(46,552)	(555,675)

Income (loss) from operations	66,535	12,725	348	(46,552)	33,056
Loss on early extinguishment of debt	—	—	—	(38,272)	(38,272)
Add back: Depreciation and amortization	21	8,644	257	11,280	20,202

EBITDA	$66,556	$21,369	$605	$(73,544)	$14,986

	Nine Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$1,181,431	$—	$—	$—	$1,181,431
Service revenues	419,315	217,753	35,111	—	672,179

Total revenues	1,600,746	217,753	35,111	—	1,853,610
Operating expenses	(1,444,730)	(170,582)	(38,472)	(85,738)	(1,739,522)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)

Income (loss) from operations	156,016	47,171	(3,361)	(100,245)	99,581
Add back: Depreciation and amortization	474	29,781	1,064	31,813	63,132
Amortization of stock compensation	—	—	—	2,862	2,862

EBITDA	$156,490	$76,952	$(2,297)	$(65,570)	$165,575

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

	Combined Nine Months Ended September 30, 2004
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenues	$1,050,887	$—	$—	$—	$1,050,887
Service revenues	402,267	187,474	38,342	—	628,083

Total revenues	1,453,154	187,474	38,342	—	1,678,970
Operating expenses	(1,281,770)	(149,475)	(35,261)	(98,478)	(1,564,984)

Income (loss) from operations	171,384	37,999	3,081	(98,478)	113,986
Loss on early extinguishment of debt	—	—	—	(38,272)	(38,272)
Add back: Depreciation and amortization	52	25,512	751	33,177	59,492

EBITDA	$171,436	$63,511	$3,832	$(103,573)	$135,206

Medical oncology services EBITDA decreased to $52.3 million, or 9.3% of segment revenue, in the third quarter of 2005 from $66.6 million, or 13.0% of segment revenue, in the third quarter of 2004. This decrease is the result of the implementation of Medicare reimbursement changes, partially offset by growth in pharmaceutical revenues attributed to physicians affiliated with the network in each of these periods.

Cancer center services EBITDA increased to $24.8 million during the third quarter of 2005 from $21.4 million during the same period in 2004. Cancer center EBITDA margin, as a percent of cancer center revenue, remained relatively constant at 34.0% for both the third quarter of 2005 and 2004. The increase in EBITDA is attributable to the net addition of 7 radiation oncology facilities and 13 radiation oncologists since the third quarter of 2004. Expansion of our cancer center network, increased demand for services and more efficient utilization of existing cancer center assets also contributed to the increase in the average number of radiation treatments and diagnostic radiology scans per operating day over the third quarter of 2004.

Interest. Interest expense, net, increased to $26.9 million in the third quarter of 2005 from $11.1 million in the third quarter of 2004, an increase of $15.8 million. Interest expense, net increased by $54.5 million, to $74.5 million during the nine months ended September 30, 2005 over the comparable period in the prior year. These increases are attributable to additional indebtedness as a result of the August Transactions and $250.0 million senior floating rate notes issued in March, 2005. As a percentage of revenue, interest expense, net, increased to 4.2% for the third quarter of 2005 from 1.9% for the third quarter of 2004.

Income Taxes. Our effective tax rate was 41.7% for the nine months ended September 30, 2005 and 44.9% for the nine months ended September 30, 2004. The decrease in the effective tax rate is attributable to non-deductible costs incurred in connection with the August Transactions during the third quarter of 2004.

Net Income. Net income increased $20.5 million to $6.9 million in the third quarter of 2005 from net loss of $13.6 million in the third quarter of 2004. The increase is primarily attributable to the absence of $16.1 million merger-related charges and a $38.3 million loss on early extinguishment of debt associated with the August Transactions incurred during the third quarter of 2004. The increase is partially offset by the impact of ASP-based reimbursement effective in 2005, $15.8 million incremental interest expense for indebtedness related to August Transactions and $250.0 million senior floating rate notes issued in March, 2005, and a higher income tax provision in the third quarter of 2005. Net income for the nine months ended September 30, 2005 decreased by $16.5 million, or 53.0%, to $14.6 million over the comparable period in the prior year. The decrease is primarily attributable to the impact of ASP-based reimbursement effective in 2005, $54.5 million incremental interest expense for indebtedness related to August Transactions and $250.0 million senior floating rate notes issued in March, 2005, and $14.5 million incentive compensation incurred in the first quarter of 2005 as a result of a dividend paid to shareholders of our parent company, and is offset by the absence of $16.1 million merger-related charges and a $38.3 million loss on early extinguishment of debt associated with the August Transactions incurred during the third quarter of 2004.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Liquidity and Capital Resources

As of September 30, 2005, we had net working capital of $213.0 million, including cash and cash equivalents of $130.6 million. We had current liabilities of $485.7 million, including $10.4 million in current maturities of long-term debt. We also have $1,219.8 million of long-term indebtedness. During the nine months ended September 30, 2005, we generated $89.7 million in operating cash flow, and used $64.6 million and $14.9 million, respectively, for investing and financing activities. As of November 2, 2005, we had cash and cash equivalents of approximately $150.8 million.

Cash Flows from Operating Activities

During the nine months ended September 30, 2005, we generated $89.7 million in cash flows from operating activities as compared to $191.0 million in the comparable prior year period. The decrease in operating cash flow is primarily due a $54.5 million increase in interest expense attributable to debt issued in the August Transactions and $250.0 million senior floating rate notes issued in March, 2005, and the collection of $48.1 million of pharmaceutical rebates in October, 2005 that, under 2004 payment terms, would have been received during the third quarter.

Cash Flows from Investing Activities

During the nine months ended September 30, 2005, we used $64.6 million for investing activities. The investments consisted primarily of $62.8 million in capital expenditures, including $40.8 million relating to the development and construction of cancer centers. During the nine months ended September 30, 2005 capital expenditures for our distribution initiative amounted to $10.9 million and maintenance capital expenditures were $11.1 million.

During the nine months ended September 30, 2004, we used $1,230.5 million for investing activities. The use of cash during this period includes $1,173.0 to purchase common stock and outstanding options of US Oncology in connection with the August Transactions. Capital expenditures during the nine months ended September 30, 2004 were $57.5 million, including $42.2 million relating to the development and construction of cancer centers and $15.3 million for maintenance capital expenditures.

Cash Flows from Financing Activities

During the nine months ended September 30, 2005, we used $14.9 million in cash for financing activities. The use of cash during this period is primarily related to $16.9 million in repayments under our term loan facility. Also, during the quarter ended March 31, 2005, we issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Notes”) and used the proceeds to pay a dividend to our common and preferred shareholders. The Notes are senior unsecured obligations and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, we entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. Because our sole asset is our investment in US Oncology, we depend on US Oncology to provide funds sufficient to service this indebtedness through the payment of dividends.

We will finance the payment of interest on the Notes through receipt of periodic dividends from US Oncology. During the period that the interest rate has been fixed, annual interest expense will amount to approximately $23.5 million and may be more or less than that amount thereafter. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to us, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide us with sufficient distributions to fund interest and principal payments on the Notes when due, we may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $79.0 million as of September 30, 2005.

During the nine months ended September 30, 2004, we provided $981.9 million in cash from financing activities. The cash flow provided by financing activities during this period relates primarily to proceeds from equity issued and indebtedness incurred in connection with the August Transactions, net of amounts used to repay existing obligations.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Investment in inventory, equipment and leasehold improvements for our specialty pharmacy distribution initiative.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and acquisitions.

•	Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to new initiatives such as our electronic medical record product, iKnowMed, and our pharmacy distribution operations.

•	Debt service requirements on our outstanding indebtedness.

•	The Company expects to utilize its remaining net operating loss carryforward for federal income tax purposes in 2005 and will become a cash taxpayer in 2006.

For all of 2005, we anticipate spending $80 to $90 million for the development of cancer centers, purchase of clinical equipment and investment in information systems. The Company anticipates its specialty pharmacy distribution initiative in 2005 will require an investment of $15 million in systems, consultants and leasehold improvements. In addition, the Company anticipates an additional working capital investment of approximately $120 to $130 million primarily in receivables and pharmaceutical inventory to adequately stock and operate the distribution warehouse. This working capital investment initially began during the third quarter of 2005 and is expected to grow to an optimized level by the end of the first quarter of 2006. We expect such additional investment to be an ongoing working capital requirement subject to the identification and implementation of working capital improvement opportunities after reaching full operating levels.

We expect to fund our current capital needs with (a) cash flow generated from operations, (b) borrowings under the existing $160 million revolving credit facility, (c) lease or purchase money financing for certain equipment purchases and (d) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans and our new distribution initiatives could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

US ONCOLOGY HOLDINGS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility contain an element of market risk from changes in interest rates. As of September 30, 2005, we had no outstanding borrowings under our revolving credit facility. Historically, at times we have managed this risk, in part, through the use of interest rate swaps. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, Holdings issued $250.0 million of senior floating rate notes, due 2015. The notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years. The swap agreement, which has a notional amount of $250.0 million, was designated as a cash flow hedge and qualifies for the shortcut method of accounting. The income statement effects of the swap agreement, along with the carrying value of the debt, related transaction costs and interest expense, are included in the financial statements of Holdings. Because Holdings’ sole asset is its investment in US Oncology, US Oncology plans to provide the necessary funds to service this debt obligation through the payment of dividends to Holdings.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2005. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A 1% increase or decrease in the levels of interest rates on term loans, with all other variables held constant, would result in a corresponding increase or decrease to our annual interest expense of approximately $3.8 million.

US ONCOLOGY HOLDINGS, INC.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process. The Company will first be subject to all of the requirements of Section 404, including inclusion of management’s report on internal control over financial reporting and the independent registered public accounting firm’s assessment of such internal controls when it files its annual report on Form 10-K with respect to its fiscal year ending December 31, 2007.

US ONCOLOGY HOLDINGS, INC.

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental health care programs, we and affiliated practices are, form time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits). The United States has determined not to intervene in any of the qui tam suits of which we are aware and all but one of such suits has been dismissed. The individuals who filed the remaining claim of which we are aware may still pursue the litigation, although none of those individuals has indicated intent to do so. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us. Although we believe the allegations are customary for the size and scope of our operations, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

Specifically, we are involved in litigation with one net revenue model practice made up of 35 physicians with which we are trying to negotiate a service agreement termination or conversion to the earnings model or service line model. We initiated arbitration proceedings pursuant to a provision in that service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of health care laws. The practice is seeking unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. We intend to defend this lawsuit vigorously.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

On July 15, 2005, James E. Dalton, Jr., was elected to the Board of Directors of US Oncology Holdings, Inc., by written consent of stockholders and was appointed to serve on Holdings’ audit committee. Mr. Dalton previously served as a director of US Oncology from 1998 until August 2004.

US ONCOLOGY HOLDINGS, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 20, 2004, among the Company, Oiler Acquisition Corp. and US Oncology, Inc. (filed as exhibit 2.1 to the US Oncology, Inc.’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 27, 2005 and incorporated herein by reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed July 27, 2005 and incorporated herein by reference.)

4.1	Indenture, dated as of March 29, 2005, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 27, 2005 and incorporated herein by reference.)

4.2	Form of Senior Floating Rate Note due 2015 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of March 15, 2005, among US Oncology Holdings Inc. and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc., as representatives of the Initial Purchasers (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on July 27, 2005 and incorporated herein by reference.)

4.4	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee. (filed as Exhibit 4.3 to the US Oncology, Inc.’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.5	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.4 to the US Oncology, Inc’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.6	Form of 9% Senior Note due 2012 (included in Exhibit 4.4).

4.7	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.8	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.9	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.7).

4.10	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.11	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.12	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein. (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

US ONCOLOGY HOLDINGS, INC.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

None.

US ONCOLOGY HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC.

Date: November 14, 2005:	By: /s/ Bruce D. Broussard
Bruce D. Broussard,
President and Chief Financial Officer (duly authorized duly authorized signatory and principal financial officer)

Date: November 14, 2005:	By: /s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer (principal accounting officer)