Form 10-K
period 2005-12-31
US Oncology Holdings, Inc.
filed 2006-03-15
CIK 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:

US ONCOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0873619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300, Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 601-8766

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 1, 2006, 119,546,351 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

PART I

As used in this report, unless the context otherwise requires, the terms, “Holdings,” the Company,” “we,” “our” and “us” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. The term US Oncology refers to our wholly owned subsidiary through which all our operations are conducted.

Introduction

We provide comprehensive services to our network of affiliated practices, made up of 994 affiliated physicians in 494 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.5 billion of pharmaceuticals through a network of 48 licensed pharmacies, 159 pharmacists and 319 pharmacy technicians. Under our comprehensive service arrangements, we also act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 97 community-based radiation facilities, including 84 integrated cancer centers that include medical oncology and radiation oncology operations, and 13 radiation-only facilities. We manage over one million square feet of medical office space. We also have installed and manage 30 Positron Emission Tomography (“PET”) systems including 8 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. We also provide comprehensive management and financial services in connection with the cancer centers.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. We currently supervise 75 clinical trials supported by our network of 529 participating physicians in 190 research locations.

We provide these services through two economic models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our pharmaceutical service line model, under which medical oncology practices contract with the Company to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues, approximately 88.6% during 2005, are derived under the comprehensive services model.

This report is designed to give investors an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 3, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•	Risk Factors, beginning on page 16, are an outline of key risks and uncertainties that could materially affect our business and performance or the value of our securities. Investors should keep these risks in mind as they review this report.

•	Selected Financial Data beginning on page 31, presents a summary of the performance of our business over the past five years. Investors should read this in conjunction with the Consolidated Financial Statements and the Notes thereto.

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), beginning on page 34, is designed to provide the reader with a narrative explanation of our financial results. In that section we discuss material trends in our business and explain some of the underlying factors that influence our results. In MD&A, we also discuss our liquidity, capital resources and contractual obligations, as well as identify and explain accounting policies and judgments considered critical to our Consolidated Financial Statements.

•	The Consolidated Financial Statements, beginning on page 62, present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.

•	The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes explain our accounting policies, as well as provide detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments.

Forward Looking Statements

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

Item 1. Business

We are a leading national cancer care services company. We support the cancer care community by providing medical oncology services, cancer center services and cancer research services to physician practices that treat cancer patients. Our network of 994 affiliated physicians provides care to patients in 494 locations, including 84 integrated cancer centers with 48 licensed pharmacies, and 13 radiation-only facilities across 33 states. In providing our services, we operate 123 linear accelerators, 70 CT units and 30 PET systems, including 8 PET/CT systems. We estimate that in 2005 our affiliated physicians provided care to over 550,000 patients, including approximately 210,000 new patients.

We believe that our network of affiliated practices treats more cancer patients than any other for-profit cancer care network in the United States and our affiliated practices hold significant leadership positions within several regional markets in the nation. We have built a leading franchise within the cancer care market by providing our affiliated physicians with community-based access to advanced cancer therapeutics, state-of-the-art facilities and technologies, and the largest integrated cancer research platform in the country. We are not a direct provider of medical services, but rather our affiliated practices offer comprehensive medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

Our network’s community-based focus assists our affiliated physicians in locally providing the latest advances in therapies, research and technology to patients, often within a single outpatient setting. As a result, patients are often able to access high quality treatment with minimal unnecessary disruption to their daily lives. Our nationwide presence enables us to implement best practices and share new discoveries with our affiliated practices. Furthermore, our network’s size affords competitive advantages in areas such as purchasing, recruiting, information systems, access to clinical research, and leading edge technology.

Our Operations

We provide comprehensive services to our network of affiliated practices, made up of 994 affiliated physicians in 494 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our pharmaceutical service line model, under which medical oncology practices contract with the Company to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues, approximately 88.6% during 2005, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for all of the expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2005, 82.8% of our revenue was derived from affiliated practices managed under agreements on the earnings model. The remainder of our comprehensive service agreements are under the net revenue model or, in some states, we receive a fixed management fee. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally control and manage all day-to-day non-medical business functions of such practices, while our affiliated physicians control all medical functions.

The net revenue model does not appropriately align our and our affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have sought to convert net revenue model practices to the earnings model since the beginning of 2001. We no longer enter into new affiliations under the net revenue model.

We are continuing our efforts to convert the remaining few net revenue model practices to the earnings model or service line model. As the Company has previously disclosed, it is currently involved in litigation with a 36 physician practice in its network in which the practice has alleged breach of contract and that the service agreement is unenforceable, which the Company denies. The Company believes the practice will ultimately leave the network. This is the only large practice in the Company’s network that remains on the net revenue model, accounting for 4.5% of the Company’s revenue. Negotiations with this practice, over the past several years, regarding conversion to the earnings model or an orderly disaffiliation have been unsuccessful. Recently, the Company delivered formal notification that the practice had breached its service agreement. The practice may leave the network as early as 2006, reducing the network’s net growth.

To help manage the affairs of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and firing of physicians. We are responsible for all purely management decisions, including billing, information systems management and marketing.

Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice. Under the service line model, the particular service we provide determines whether or not we own or lease the real and personal property used by our affiliated practices, and which management functions we control.

Our Services

Our services enable our network of affiliated physician practices to offer a full continuum of care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion and radiation oncology services, clinical laboratory services, diagnostic radiology, pharmacy services and patient education. Medical oncologists are typically the primary care physicians for oncology patients. We focus our development efforts on affiliating with the leading medical oncology group in a particular market. We then work to help that group grow by recruiting new physicians and affiliating with other oncologists in the market. Once an oncology group has obtained sufficient size, we encourage that group to take advantage of our cancer center services. In addition, we continue to promote cancer research services for all of our practices.

We conduct our operations through three segments: medical oncology services, cancer center services and cancer research services. We provide the following comprehensive management services to practices under comprehensive services agreements, including the practice management services described below, in both the medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment.

Practice Management Services. Practice management services include comprehensive services for medical oncologists. These services are designed to encompass all of the non-clinical aspects of managing a medical oncology practice and include:

•	Billing and Collection. We bill and collect all patient receivables.

•	Financial Services. We provide budgeting, accounting, payroll and other services to practices.

•	Strategic Planning. We work with practices to establish budgets, determine goals, set strategic direction and assess the possibility of capital projects or other initiatives.

•	Physician Recruiting. We assist in recruiting physicians.

•	Personnel Management and Benefits Administration. We hire and administer all non-clinical staff and administer benefits for physicians and employees.

•	Compliance and Risk Management. We provide insurance and risk management functions and assist in compliance activities.

•	Practice Quality and Efficiency Initiatives. We work with practices to refine business processes with the goal of increasing practice productivity and efficiency, while improving the patient’s experience. In addition, we provide management and advisory services related to clinical pharmacy, nursing, radiation physics, laboratory and radiology technical services, together with information technology and analytical services to support physician-directed initiatives targeted at improving patient outcomes.

•	Marketing Support. Practices are provided with a wide array of marketing materials designed to increase referrals and new patients, including market analysis reports, brochures, pamphlets and direct mail programs.

•	Electronic Medical Records. We provide an oncology-specific electronic medical record with customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency including accurate and complete charge capture.

•	Managed Care Contracting Support. We assist practices in negotiating and analyzing managed care contracts.

•	Public Policy, Government Relations and Patient Advocacy. We provide a voice in Washington D.C. for our affiliated practices and advocate on their behalf with state agencies and lawmakers.

Each of our segments is described below:

Medical Oncology Services

In addition to practice management services, we provide oncology pharmaceutical services to physicians that have affiliated under comprehensive service agreements and as a separate service offering to medical oncologists that have not executed comprehensive service agreements. Through our medical oncology services segment, we also provide informational and other services to pharmaceutical manufacturers.

Oncology Pharmaceutical Services.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide to medical oncologists is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of our significant size and the scale of our network, we generally are able to procure market differentiated pricing on pharmaceutical purchases by our affiliated practices.

During 2005, we in-sourced the distribution function by developing a distribution facility. Distribution by US Oncology started on September 3, 2005 and has been successfully implemented across the majority of our affiliated and network practices. The remaining practices are expected to transition by the end of the first quarter of 2006. In addition, the majority of manufacturers we conduct business with were supplying the distribution facility at the start of 2006. The specialty pharmacy distribution business we have developed is intended to enhance and facilitate the oncology pharmaceutical services we provide to physicians.

The majority of pharmaceuticals we purchase are administered to patients at the affiliated practices and are delivered to the affiliated practices and mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. Our network currently includes 48 licensed pharmacies (located primarily in our cancer centers), 159 pharmacists and 319 pharmacy technicians.

In addition, we provide comprehensive pharmaceutical services to our affiliated practices in an effort to further enhance cost-effectiveness, including:

•	Inventory Management. We track drug usage and waste and develop and implement network-wide protocols and systems designed to enhance drug safety and efficiency.

•	Admixture. At some locations, we coordinate comprehensive mixing services for oncology drugs.

•	Information Services. We provide data collection and analytical services for use by physicians, pharmaceutical manufacturers and patients, including comprehensive analyses of complex chemotherapy regimens and their toxicity, convenience and cost.

•	National Network Participation. We coordinate national meetings and discussions among our affiliated physicians regarding treatment protocols, drug effectiveness and other pharmacy related issues, including support for a network-wide pharmacy and therapeutics committee made up of our affiliated physicians.

•	Retail Pharmacy. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

The pharmacy distribution business we are developing during 2006 is intended, in part, to enhance and facilitate our oncology pharmaceutical services by providing affiliated network practices, and non-affiliated practices with centralized delivery of prescription oral oncology drugs. In addition, the specialty pharmacy distribution business will offer patient compliance and medication therapy management solutions to payors and pharmaceutical manufacturers.

Cancer Center Services

We manage 84 integrated, community-based cancer centers and 13 radiation-only facilities. We encourage medical oncology practices with sufficient market presence to diversify into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not at a typical practice office. We believe that this diversification enables practices to offer a broader range of technologies to their patients, such as radiation therapy and diagnostic radiology, as well as enhance medical oncologists’ financial position by mitigating some of their financial exposure to changes in pharmaceutical economics. We provide the capital for development and manage all aspects of the cancer center process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting issues, and through construction, development and operations. We believe a fully integrated, diversified practice is best able to offer patients high-quality, cost effective care in their local communities.

The steps undertaken to establish a cancer center are summarized as follows:

•	Market Evaluation: We assess markets, including evaluation of competition, demographic trends, referral patterns and patient base, for both initial construction, expansion of existing centers and introduction of new treatment services.

•	Pre-Construction Analysis and Planning: We facilitate site selection and drive permitting, zoning, and similar requirements. We also coordinate certificate of need or similar approval processes, where necessary, develop a master site plan, develop project cost estimates, financial plans, and provide preliminary staffing and equipment plans.

•	Real Property Acquisition: We perform a buy versus lease analysis with respect to potential cancer center sites, and as appropriate, enter into lease agreements or purchase property for new centers.

•	Construction: We manage all aspects of the design, engineering, and construction of a new center.

•	Technical Services: We facilitate a clinical team to define, monitor, and develop learning forums to bring in and maintain diagnostic and treatment technology in a center. In addition, we ensure the effective integration of the diagnostic and treatment technologies.

•	Technology Procurement: We purchase the diagnostic and treatment technology and furniture for the center, taking advantage of our purchasing strength to obtain favorable pricing. We coordinate installation of the equipment and ongoing maintenance and upgrades. We also provide technical expertise to design and install the integration of all technology.

•	Personnel: We recruit and hire clinical and administrative staff to operate and manage the center, including physicists, therapist, clerical staff, and practice managers. We have also established various online, web and telephonic training sessions regarding clinical, reimbursement and management topics. Several of these classes allow for continuing education credits from various professional associations.

•	Operations: We manage all of the day-to-day operations of the center, including all of practice management services described above.

In some markets, because of particular competitive conditions or as a result of certificate of need or similar regulations, we may determine that a joint venture with another local provider is the best way for us to develop cancer center services. In such cases we facilitate negotiations and structure transactions among ourselves, our affiliated practice and another local healthcare provider, such as a hospital. As of December 31, 2005, we had 84 cancer centers, either outright or through joint ventures, throughout the United States, of which we own 48 and lease 36. We own or lease all of the equipment located in each center.

Cancer Research Services

We provide cancer research services to our affiliated practices. We provide a full range of services from study concept and design to regulatory approval. We believe that physicians value this service because it provides them with access to the latest treatments available in oncology. During the year ended December 31, 2005, our affiliated practice researchers enrolled 3,363 new patients in these studies. During 2005, we supervised 75 different clinical trials, supported by our network of approximately 529 participating physicians.

Our revenues come from pharmaceutical and biotechnology companies that pay us to manage and facilitate their clinical trials and to provide other research-related services. We pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial.

We manage our overall business according to the business lines described above. Accordingly, we include segment financial information in this Annual Report on Form 10-K for each of these business segments.

Equipment

Diagnostic technology is critical to effective cancer care. Throughout the course of a patient’s treatment, monitoring the response to a given treatment and providing precise feedback on its effectiveness help ensure that patients receive appropriate care. For these reasons, many of our affiliated practices seek to integrate the latest diagnostic technology into their practices.

Computerized tomography (“CT”) uses computer-intensive reconstruction techniques to create images of the body from X-rays. A CT scanner produces images that are tomographic, cross-sectional slices of the body, and the data from a CT scan can be enhanced in several ways to show internal structures in three dimensions. The speed of current CTs (and related image processors) allows oncologists to reconstruct the “slices” of the patient in any plane requested and use any slice thickness to help build a more definitive diagnosis of the patient’s disease state. CT images are used for diagnosis, tumor staging and as the data set for treatment planning for radiation treatments.

Positron emission tomography (“PET”) is an imaging technique in which a radioactive substance, similar to a common sugar, glucose, is injected into a patient’s body. The radioactive sugar can help in locating the tumor, because cancer cells use glucose more avidly than other tissues in the body. By showing metabolic changes in tissues and tumors, PET scans provide a vital tool in cancer management and treatment. Unlike X-rays, CTs, ultrasounds and MRIs, PET does not show body structure (anatomy). Instead, PET reveals the chemical function (metabolism) of an organ or tissue. This is an important tool in cancer treatment since often these metabolic changes precede structural changes in the body or development of tumors. PET thus enables physicians in many cases to earlier and more accurately assess the state of the disease and recommend treatment options.

Recent advances in CT and PET imaging have allowed for these two modalities to come together into a single scanner. A CT/PET image set allows a physician to not only see the anatomical information regarding a tumor captured by a CT scan, but also the molecular activity disclosed by a PET scan. The merging (fusion) of the two image sets assists the physician in understanding the extent of the tumor and if the disease has migrated to other body parts, yielding a much more accurate description of the tumor to use in targeting treatment. For example, if the PET scan reveals other disease sites beyond the original tumor, the treatment plan may call for a palliative course of therapy rather than an intensive curative course. In addition, a PET scan taken with CT/PET is roughly 50% faster than a conventional PET scan, enhancing patient convenience.

In addition to diagnostic technologies, we bring the latest in treatment technologies to our practices, including intensity modulated radiation therapy (“IMRT”). IMRT allows radiation oncologists to more precisely target and regulate higher doses of radiation, which have a documented benefit while minimizing damage to surrounding healthy tissues. IMRT uses advanced computer technology to more precisely control the shape and intensity of a radiation beam than traditional 2D/3D radiation therapy, In some cases, IMRT allows a more aggressive radiation therapy approach to be used on certain tumors, such as those around the head, neck and spine, for which radiation treatment is risky.

The next generational step in radiation therapy is the bringing together of imaging and IMRT technologies. This emerging technique is called image guided radiation therapy (“IGRT”). This combination of technologies increases the confidence of the radiation oncologist to deliver a high intensity radiation beam to the target site. Since many organs move between treatments, and in some cases during treatment, the ability to see the target area prior to delivering the radiation enhances the benefit of the treatment and significantly minimizes damage to the surrounding area.

Competition

We operate in a highly competitive industry. We have existing competitors, as well as a number of potential new competitors, some of which have greater name recognition and significantly greater financial, technical, marketing and managerial resources than we do. Our competitors generally compete with us on price, in particular the ability to obtain pharmaceuticals at market-differentiated pricing. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, pharmacy benefit managers, insurance companies, HMOs or hospitals, they may have pricing advantages that are unavailable to us and other independent companies. In addition, we compete with not-for-profit hospitals and other organizations that may also have pricing advantages not available to us.

Pharmaceutical Management

The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Competitive drivers consist primarily of service and price. We believe that we are unique in our exclusive focus on oncology pharmaceuticals. Some of our current and potential competitors include:

•	group purchasing organizations such as International Oncology Network and Oncology Therapeutics Network;

•	specialty pharmacy distributors and pharmacy benefit management companies, such as Accredo Health Incorporated, Caremark Rx, Inc., Priority Healthcare Corporation, Medco Health Solutions, Incorporated and Gentiva Health Services, Inc.;

•	national wholesale distributors such as Cardinal NSS, Amerisource Bergen and McKesson and their specialty pharmacy divisions;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers

Outpatient care is a growing trend but the sector is highly fragmented. We know of at least one other company that is focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers offering primary care, urgent care, diagnostic imaging, minor surgery (known as ambulatory surgery centers or ASCs), and a range of other specialties including oncology. Outpatient care providers compete based on services offered and the availability and price of new technologies. Although fragmented and predominantly locally focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices that finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates, LLC (for diagnostic radiology imaging) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

Research Services

With respect to research activities, the competition is with the contract research organizations, other research networks and with academic institutions. The contract research industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations and access to more financial resources than we do. We compete against research networks and academic centers, many of which have other sources of funding research efforts, through grants and foundation support and have therefore greater ability to offer lower price for services than US Oncology.

Affiliated Practices

Our profitability depends in large part on the continued success of our affiliated practices and our ability to affiliate with additional practices. The business of providing healthcare services is highly competitive. The affiliated practices face competition from several sources, including sole practitioners, single and multi-specialty practices, hospitals and managed care organizations.

Strategy and Development

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

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, have diversified beyond medical oncology and have efficient management processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce healthcare costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community setting.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2006 will be to:

•	Increase the financial strength of network practices by expanding their service offerings, consolidating their market position in their geographic markets and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•	Enhance affiliated practices’ ability to deliver high quality cancer care and to lower and increase predictability of operating costs through our ongoing quality improvement program, which includes: accelerating the installation of iKnowMed, the Company’s oncology-specific electronic medical records system, into network practices; supporting the implementation of an evidence-based approach to treatment decisions; and creating Centers of Excellence that bring increased focus and attention to specific areas of cancer care.

•	Provide the payor community with a cost-effective, high quality cancer care model based upon clinical insight, cost benchmarking, and demonstrated, measurable clinical outcomes for patients. In 2005, we established a clinical outcomes group and will continue to build upon those capabilities in 2006.

•	Expand our relationships with the manufacturers of oncology pharmaceuticals and equipment to increase the convenience, safety and effectiveness of their products through the continued expansion of our manufacturing and distribution services, including the 2006 launch of the OncologyRx™ Care Advantage specialty pharmacy distribution business.

As part of our strategy to broaden the range of services offered to affiliated practices, we have developed a pharmaceutical distribution operation. We completed the build out of our 75,000 square foot distribution facility in Fort Worth, Texas, and obtained necessary distribution licenses during the year 2005. Distribution operations for approximately 330 sites have commenced and we expect to transition the remaining sites to our distribution center during the first quarter of 2006. We continue to negotiate distribution arrangements with pharmaceutical manufacturers.

All orders are processed through the distribution center, while shipments are currently made from both our distribution facility and our third-party distributor. We anticipate our affiliated practices will receive approximately 75% of their pharmaceuticals from the distribution facility by the end of the first quarter of 2006. We believe our own distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

Our total investment in distribution facilities and equipment was approximately $12.1 million as of December 31, 2005. Operating and one-time start-up expenses were approximately $6 million for the year ended December 31, 2005. In 2006, the Company anticipates a further working capital investment related to its distribution initiative of approximately $70 to $80 million, primarily in receivables, pharmaceutical inventory to adequately stock and operate the distribution warehouse, and acceleration of payables to take advantage of prompt payment discounts offered by pharmaceutical manufacturers.

Further service offerings include our market focus business and the development of our specialty pharmacy product offering. Our market focus business provides services to pharmaceutical companies including data reporting and analysis, and other marketing services. This business is already developed and providing services to our customers. The development of our specialty pharmacy business during the 2006 fiscal year will allow us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions. We expect the specialty pharmacy business to be completed in the third quarter of 2006.

Another key initiative is expanding our network. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Employees

As of December 31, 2005, we directly employed approximately 4,100 people and our affiliated practices managed under comprehensive service agreements employed approximately 4,200 people (excluding affiliated physicians.) Under the terms of the comprehensive service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. None of our employees, including employees of the Company or of any affiliated practice, is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We have registered the service mark “US Oncology” with the United States Patent and Trademark Office. Other than the use of such mark, however, our business generally is not dependent upon any intellectual property and as a result, we do not rely on patents or licensed technology in operating our business.

Insurance

We and our affiliated practices maintain insurance with respect to medical malpractice and associated vicarious liability risks on a claims-made basis in amounts believed to be customary and adequate. We are not aware of any outstanding claims or unasserted claims that are likely to be asserted against us or our affiliated practices, which would have a material impact on our financial position or results of operations.

We maintain all other traditional insurance coverage types on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Government Regulation

General

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of healthcare providers and related companies are increasing.

There are currently numerous federal and state initiatives relating to the provision of healthcare services, the legal structure under which those services are provided, access to healthcare, disclosure of healthcare information, costs of healthcare and the manner in which healthcare providers are reimbursed for their services. The OIG is focusing on, among other issues, clinical research, physician coding, pharmaceutical relationships, credit balances and group purchasing organization activities, which may result in government actions that could negatively impact our operations. It is not possible to predict whether any such initiatives will result in new or different rules or regulations or other actions or what their form, effective dates or impact on us will be.

Our affiliated practices and other providers with whom we and they do business are intensely regulated at the federal, state and local levels. Although these regulations often do not directly apply to us, if a practice is found to have violated any of these regulations and, as a result, suffers a decrease in its revenues or an increase in costs, our results of operations might be materially and adversely affected.

Licensing and Certificate of Need Requirements

Every state imposes licensing requirements on clinical staff, individual physicians and facilities operated or utilized by healthcare providers. Many states require regulatory approval, including certificates of need, before (i) establishing certain types of healthcare facilities, (ii) offering certain services or (iii) expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs.

Linear accelerators, CT Scanners and PET Systems are among the types of technology covered by certificate of need, or CON, laws. Although laws vary from state to state, in several states in which we operate, CON laws have in the past inhibited and will continue to inhibit our ability to add technology and build new cancer centers. In addition, CON laws give existing owners of technology, such as hospitals, a competitive advantage with respect to that technology by establishing a barrier to entry.

Privacy Security and Transaction Code Sets Regulations

HHS has issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, physicians, pharmacies, group health plans and certain other health care providers) significant restrictions on the use and disclosure of individually identifiable health information. With the exception of the operation of certain pharmacies, most of our activities do not involve the provision of health care services and therefore do not subject us directly to the HIPAA privacy regulations. However, we act as a business associate of our affiliated physicians, and have therefore entered into agreements requiring us to meet certain requirements of the HIPAA privacy rule applicable to business associate arrangements. The HIPAA security regulations, which required compliance by April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The HIPAA regulations establishing electronic transaction and code set standards require that all health care providers use standard transactions and code sets when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions. As a result of these HIPAA regulations, we have taken actions to ensure that information that is subject to the regulations and kept on our computer networks is in compliance with applicable regulatory requirements. We believe that we are now substantially in compliance with the HIPAA electronic transaction and code set standards and are capable of delivering HIPAA standard transactions electronically on behalf of ourselves and our affiliated physicians. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of individually identifiable health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws by us or our affiliated physicians could adversely affect our business. In addition, our failure to meet our business associate contractual obligations with our affiliated physicians could result in enforcement actions by regulatory authorities against our affiliated physicians or us. The impact of such regulatory enforcement actions or contractual terminations could adversely affect our business.

Fee-Splitting; Corporate Practice of Medicine and Pharmacy

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine, in certain instances splitting fees with physicians and from employing physicians to practice medicine. In certain jurisdictions, we are required by such laws to modify our standard contractual arrangements to comply with corporate practice of medicine and fee-splitting laws. In addition, many states have similar laws with respect to the practice of pharmacy. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that upon review some of our activities would not be found to be in violation of such laws, possibly placing us in a position of being unable to enforce the payment terms of our management contracts. There can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure.

Medicare/Medicaid Fraud and Abuse Provisions

The fraud and abuse laws, specifically the Anti-Kickback laws, include the fraud and abuse provisions and referral restrictions of the Medicare and Medicaid statutes, as well as other federally funded programs, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare and Medicaid patients or for purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment.

HIPAA created violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare and Medicaid eligible patients.

The OIG from time to time publishes its interpretations of various fraud and abuse issues and about fraudulent or abusive activities that OIG deems to be suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG’s interpretations, such actions could have a material adverse effect on our business.

Due to the complexity of the Anti-Kickback laws, HHS has established certain safe harbor regulations whereby various payment practices are protected from criminal or civil penalties. An activity that is outside a safe harbor, however, is not necessarily deemed illegal. Violations of the fraud and abuse laws may result in fines and penalties as well as civil or criminal penalties for individuals or entities, including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in both private and government programs. Because of the breadth of the Anti-Kickback Laws and the government’s active enforcement thereof, there can be no assurance that future interpretations of such laws will not require modification of our existing relationships with practices. Complying with those laws, especially as they change from time to time, could be costly for us and could limit the manner in which we implement the service line structure.

In situations where we operate a licensed pharmacy, we would be a provider. Although we believe our offerings under that service line comply with law, there is a risk that our status as a provider could bring greater scrutiny to those arrangements.

Prohibitions of Certain Referrals

The Stark Law prohibits physician referrals of Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician or his or her immediate family members have a “financial relationship”, unless the arrangement complies with an exception to the statute or implementing regulations. Laboratory services, radiation therapy services and supplies, certain diagnostic services and outpatient prescription drugs are among the eleven designated health services to which the Stark Law applies. On March 25, 2004, the Centers for Medicare & Medicaid Services issued the second phase of its final regulations addressing physician self-referrals, which became effective July 26, 2004. These regulations and the previously issued first phase of the final regulations provide guidance as to the applicability of the Stark Law to certain arrangements that may be relevant to the operations of our affiliated physicians, including, among others, referrals by physicians for ancillary services in the context of the operation of a group practice and referrals by physicians for designated health services under certain employment and personal services arrangements. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and possible exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The Stark Law and its implementing regulations apply directly to physicians and organizations to which they refer. With the exception of our pharmacy operations, the Stark Law does not apply directly to us under the PPM model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices. In addition, to the extent that an affiliated physician practice were deemed to be in violation of the Stark Law, the failure to comply with the Stark Law could adversely impact the operations of such practice.

Pharmacy Regulation

Pharmacies often must obtain state licenses to operate and dispense drugs. In addition, our pharmaceutical service line, and our pharmacies in particular, are subject to the operating and security standards of the Food and Drug Administration, or FDA, the United States Drug Enforcement Administration, or DEA, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operation of pharmacies (including nuclear pharmacies) and packaging of pharmaceuticals. Violations of any of these laws and regulations could result in various penalties, including suspension or revocation of our licenses or registrations or monetary fees. Complying with the standards, especially as they change from time to time, could be costly for us and could limit the manner in which we implement this segment. While we believe that our arrangements with our affiliated practices comply with applicable laws and regulations, there can be no assurance that our pharmacy function will not subject us to additional governmental review or an adverse determination in the future.

Antitrust

We and our affiliated practices are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, monopolistic practices, and division of markets. We believe we are in compliance with these laws, and while no bona fide challenge to the market share of our affiliated practices has been made, there can be no assurance that a review of US Oncology or our affiliated practices would not result in a determination that could adversely affect our operations and the operations of our affiliated practices. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Reimbursement Requirements

In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average wholesale price based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’ failure to comply with these requirements could negatively affect our results of operations.

Pharmaceutical Distribution Operations

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

Enforcement Environment

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. See “Legal Proceedings.” Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by government payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices’ compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

We and our affiliated physicians are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third party payors that contain false or fraudulent information. See “Legal Proceedings.” The federal False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated health care providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions (including treble damages), resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the federal False Claims Act. Criminal provisions that are similar to the federal False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined. Some states also have enacted statutes similar to the federal False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Compliance

We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable laws and regulations. We regularly monitor developments in healthcare law and modify our agreements and operations as changes in the business and regulatory environments require. In addition to internal review, we engage an independent compliance consulting company to conduct a review of our program every two years. While we believe we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Item 1A. Risk Factors

You should carefully consider the risks described below. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In general, because our revenues depend upon earnings of our affiliated practices, any risks that harm the economic performance of the affiliated practices will, in turn, harm us.

Risks Relating to Our Industry

Most of our revenues come from pharmaceuticals, and an adverse impact on the way in which pharmaceuticals are reimbursed or purchased by us would have an adverse impact on our business.

During 2005, approximately 75% of the patient revenue generated by our affiliated practices was attributable to pharmaceuticals. Under the comprehensive services model, our revenues are dependent on the earnings of our affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practice’s earnings and, consequently, our revenues, factors that adversely affect those revenues or the cost structure underlying those revenues are likely to adversely affect our business. The risk factors below discuss several of those factors and others affecting our business.

Continued efforts by commercial payors to reduce reimbursement levels or change the manner in which pharmaceuticals are reimbursed could adversely affect us.

Commercial payors continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payors. There is a risk that commercial payors will seek reductions in pharmaceutical reimbursement similar to those included in the recent federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payors are trying to implement Mandatory Vendor Imposition (“MVI”) programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payors have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, the United States Department of Health and Human Services, or HHS, was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payors may follow. In the event that payors succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement will adversely affect our results of operations.

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement for oncology pharmaceuticals paid during the first quarter of 2005, as compared to 2004 levels.

Since implementation, ASP has been adjusted quarterly. We experienced a further 7.5% cumulative decrease in Medicare reimbursement, based on these quarterly adjustments, during the year ended December 31, 2005. The adverse impact of ASP implementation has been partially mitigated by the overall growth of affiliated practices’ revenues.

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by the Centers for Medicare and Medicaid Services (“CMS”) to add an aggregate of $260 million in Medicare payments to oncologists across the United States. CMS recently announced the continuation of the project for 2006. The continuation includes substantial revisions to the program to gather more specific information relevant to the quality of care for cancer patients. Reporting will no longer be specific to chemotherapy, but instead will be focused on physician evaluation and management. CMS reports that they expect the demonstration project payments to be $150 million, or a 42.3% reduction from 2005 levels. We expect that reduced reimbursement under the Medicare Demonstration Project will negatively impact EBITDA in 2006 by approximately $5-6 million based on application of revised rates to our 2005 results.

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a small number of manufacturers. Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

CMS is also required to implement the Competitive Acquisition Program (“CAP”). Under CAP, physician practices may opt to have an external supplier provide the drugs and biologicals administered in the physician’s office to the patient and bill Medicare. The program is initially scheduled to begin on July 1, 2006. An interim “final rule” on CAP that is still subject to comment would exclude from the calculation of ASP sales of drugs furnished under the CAP for a period of three years.

Medicare reimbursement for services of physicians is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs” or “units”). RVUs are intended to reflect the intensity of the physicians’ work, practice expenses and geographic variations in costs. The units are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. For 2006, application of the formula resulted in a 4.4% decrease in the conversion factor, and when combined with a modification for budget neutrality, the conversion factor was slated to decrease by 4.5%. As of January 1, 2006 the decrease went into effect and claims were paid at the lower amount. On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) that contained a provision freezing the Conversion Factor at 2005 levels for 2006. CMS will reprocess claims with 2006 dates of service that have been paid at the lower Conversion Factor and reimburse providers at the higher rate.

The provision freezing the conversion factor is effective only for 2006. If Congress does not revise the formula-derived conversion factor between now and December 31, 2006, Medicare reimbursement for physician services could decrease by 4-6% effective January 1, 2007. If applied to annualized 2005 reimbursements, the decrease would have reduced EBITDA by $5-7 million for the year ended December 31, 2005. Also, there is a likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule payments for physician-office imaging services has been capped at the Hospital Outpatient Department (“HOPD”) rates effective January 1, 2007. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to 2005 results, EBITDA would be expected to decrease $5-7 million. In addition, the Physician Fee Schedule Final Rule published in November 2005, contained a reduction in payments for multiple imaging procedures performed on contiguous body parts on the same day. This provision will be implemented over two years beginning January 1, 2006. If the full impact of this provision is applied to 2005 results, reimbursement for 2005 would have decreased by $1.2 million.

Other matters that could impact our future results include the risk factors described herein, as well as:

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups;

•	the extent to which non-governmental payors change their reimbursement rates;

•	changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians;

•	changes in our cost structure or the cost structure of affiliated practices, including any change in the prices our affiliated practices pay for drugs; and

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine, by moving to a hospital setting or beginning in 2006 choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing U.S. budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals and adversely affect us.

Continued review of pharmaceutical companies by government payors could result in lowered reimbursement for pharmaceuticals, which could harm us. Recent federal legislation discussed above may reduce governmental scrutiny of AWP, which has been a focus of several investigations by government agencies, since Medicare reimbursement is no longer based on AWP. However, many state Medicaid programs continue to reimburse for drugs on an AWP-based model. Moreover, existing and prior lawsuits and investigations have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Corporate integrity agreements subject a healthcare provider, including pharmaceutical manufacturers, to burdensome and costly monitoring and reporting requirements to the Office of Inspector General of the HHS. Additionally, many of the concerns of government agencies will continue to apply under any model. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage by the media, some pharmaceutical manufacturers could alter pricing or marketing strategies that increase the cost of pharmaceuticals to oncologists, which in turn could adversely affect us. Finally, because our network of affiliated practices participates in a group purchasing organization that is a significant purchaser of pharmaceuticals paid for by government programs, we or our network of affiliated practices have become involved in these investigations or lawsuits, and are the target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

The new reimbursement methodology under Medicare could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. Starting January 1, 2005, Medicare began reimbursing for oncology pharmaceuticals based on 106% of the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for drugs administered in all physician offices. This may make pharmaceutical companies more reluctant to offer market-differentiated pricing to us or may cause them to reduce the degree of such differentiation. We believe that these trends are already present in the marketplace. In addition, the new reimbursement regime may have other, unanticipated effects on pricing of pharmaceuticals. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract and retain new customers and could adversely affect our business and results of operations.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may directly or indirectly, reduce our revenues and harm our business.

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws;

•	federal and state self-referral and financial inducement laws, including the federal Ethics in Patient Referrals Act of 1989, which is also referred to as the Stark Law;

•	federal and state false claims laws;

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee splitting;

•	federal and state laws regarding pharmacy regulations;

•	federal and state laws regarding pharmaceutical distribution; and

•	federal and state laws and regulations applicable to the privacy and security of certain health information and the use of electronic transactions and codes sets, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and implementing regulations.

These federal and state laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in compliance in all material respects with applicable laws and regulations, a determination that we have violated these laws, or the public announcement or perception that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. In addition to our affiliated practices, hospitals and other healthcare providers with which we, or our affiliated practices, have entered into various arrangements are also heavily regulated. To the extent that our arrangements with these parties or their independent activities fail to comply with applicable laws and regulations, our business and financial condition could be adversely affected. For a more complete description of these regulations, see “Government Regulation.”

We operate in a highly competitive industry.

We have existing competitors, as well as a number of potential new competitors, some of whom have greater name recognition and significantly greater financial, technical, marketing and managerial resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees.

We also expect our competitors to develop additional strategic relationships with providers, pharmaceutical companies and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of additional strategic relationships by our competitors could cause price competition, a decline in revenue or a loss of market acceptance of our services, or make our services less attractive. Additionally, in developing cancer centers, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. Such organizations may be willing to provide services at rates lower than we would require to operate profitably.

With respect to research activities, the competitive landscape is fragmented, with competitors ranging from small limited-service providers to large full-service contract research organizations with global operations. Some of these large contract research organizations have access to more financial resources than we do.

We expect that industry forces will have an impact on us and our competitors. In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare service companies and collective purchasing arrangements by office-based healthcare practitioners. The changes in our industry have caused greater competition among industry participants. Our inability to predict accurately, or react competitively to, changes in the healthcare industry could adversely affect our operating results. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of suppliers and any termination or modification of relations with those suppliers could have a material adverse impact on our business.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of manufacturers. During 2005, approximately 46% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to two years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Our ability to negotiate the purchase of pharmaceuticals on behalf of our network of affiliated physicians, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to all oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are single-sourced drugs and available from only one manufacturer. To the extent that our service line structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and any pricing advantages with such suppliers could be harmed. Our inability to negotiate prices of pharmaceuticals with any of our significant suppliers at prices below those generally available to all oncologists could have a material adverse effect on our business, results of operations and financial condition.

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

If our affiliated practices terminate their agreements with us, we could be seriously harmed.

Our affiliated practices under certain circumstances are allowed, and may attempt, to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, other than in connection with a transition to our service line structure, our business could be seriously harmed. From time to time, we have disputes with physicians and practices that could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices that are not part of our network but which are affiliated with other companies, have attempted to end or restructure their affiliations with such companies, although they may not have a contractual right to do so, by arguing that their affiliations violate some aspect of healthcare law and have been successful in doing so. We are currently involved in litigation with one affiliated practice comprising 36 physicians in which that practice has alleged that our service agreement is unenforceable as a matter of public policy because of such alleged violations. We have also alleged breach and given notice to the practice that we intend to terminate the agreement during the second quarter of 2006 if its breaches are not cured. Termination of a service agreement may require us to recognize charges relating to impairment of goodwill and the intangible asset relating to that agreement, as well as causing us to lose revenue associated with that agreement. In addition to loss (if any) of revenue from a particular practice, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If some of our affiliated physicians or affiliated practices terminate their affiliation with us, this could result in a material adverse effect on our business.

If a significant number of physicians leave our affiliated practices, we could be seriously harmed.

Our affiliated practices usually enter into employment or non-competition agreements with their physicians that provide some assurance to both the practice and to us with respect to continuing affiliation. We and our affiliated practices seek to maintain and renew such contracts once they expire. We cannot predict whether a court will enforce the non-competition covenants in these agreements. If practices are unable to enforce these non-competition provisions or otherwise enforce these employment agreements, physicians may leave our network and compete with our affiliated practices. In addition, physicians leave our network from time to time as a result of retirement, disability or death. In addition to loss of revenue from departing physicians, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If a significant number of physicians terminated relationships with our affiliated practices, our business could be seriously harmed.

We rely on the ability of our affiliated practices to grow and expand.

We rely on the ability of our affiliated practices to grow and expand. Our affiliated practices may encounter difficulties attracting additional physicians and expanding their operations or may choose not to do so. The failure of practices to expand their patient base and increase revenues could harm us.

Our affiliated practices may be unsuccessful in obtaining favorable contracts with third-party payors, which could result in lower operating margins.

We facilitate negotiation of commercial payor contracts and advise our affiliated physicians accordingly under our comprehensive services model. Commercial payors, such as managed care organizations, often request fee structures or alternative reimbursement methodologies that could have a material adverse effect on our affiliated physicians and therefore, on our operating results. Reductions in reimbursement rates for services offered by our affiliated physicians and other commercial payor cost containment measures could affect our liquidity and results of operations with respect to our comprehensive service agreements.

We may encounter difficulties in managing our network of affiliated practices.

We do not control the practice of medicine by the physicians or their compliance with regulatory and other requirements directly applicable to the practices. At the same time, an affiliated practice may have difficulty in effectively governing the practices of its individual physicians. In addition, we have only limited control over the business decisions of the practices even under the comprehensive services model. As a result, it is difficult to implement standardized practices across the network, and this could have an adverse effect on cost controls, regulatory compliance, business strategy, our profitability and the strength of our network.

Our service fee arrangements for our net revenue model practices subject us to disproportionate economic risk.

Under a net revenue model service agreement, the practice retains a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us. Under net revenue agreements, therefore, we disproportionately bear the economic impact of increasing or declining margins. During the year ended December 31, 2005, 5.8% of our revenues under the comprehensive services model were derived from practices that were on the net revenue model. If we are not successful in converting remaining practices, then continuing to provide services to these practices under the net revenue model agreements could have an adverse effect on us. We have been in discussions with a net revenue model practice, comprising 36 physicians, regarding its affiliation with us and will likely seek to terminate our affiliation with that practice if we cannot negotiate a transition to the earnings model or service line model. We are currently in litigation with that practice. In order to effectuate such transitions or disaffiliations, we will need to negotiate terms with the physician groups in question. There can be no assurance that we will be able to negotiate such transactions on terms acceptable to us, if at all. Termination of a service agreement may require us to recognize charges relating to impairment of goodwill and the intangible asset relating to that agreement, as well as cause us to lose revenue associated with that agreement.

Loss of revenues or a decrease in income of our affiliated practices, including as a result of cost containment efforts by third-party payors, could adversely affect our results of operations.

Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, our fees under comprehensive service agreements depend upon the profitability of the practices. Any failure by the practices to contain costs effectively will adversely impact our results of operations. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including sole practitioners, single and multi-specialty practices, hospitals and managed care organizations. We have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Physician practices typically bill third-party payors for the healthcare services provided to their patients. Third-party payors such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payors can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payors are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 36% of the pharmaceutical revenue generated by our affiliated practices, are particularly susceptible to this trend. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payors could reduce rates of reimbursement to match any reduction by governmental payors. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. In addition, to the extent oncologists that are our customers under the service line model are impacted adversely by reduced reimbursement levels, our business could be harmed generally.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. We have three cancer centers under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

In-sourcing of our oncology pharmacy distribution business is subject to daily operational risk and requires significant investment in capital.

During 2005, we implemented an oncology pharmaceutical distribution function to serve our network of affiliated practices. The in-sourcing of distribution poses new operating risks, including the investment in infrastructure, inventory and personnel, and managing an efficient distribution function. These activities required significant capital expenditures during 2005 and further capital will be invested in inventory at the distribution center in first quarter of 2006, and on a continuing basis, in addition to maintaining inventory at the affiliated practices. Finally, becoming a distributor subjects us to additional licensing and regulatory requirements. Disruptions in distribution as a result of operational difficulties could adversely impact the financial performance of our affiliated practices and our relations with them, and could adversely impact our ability to recover our investment in our oncology pharmaceutical distribution business or adversely impact our financial condition.

Our success depends on our ability to attract and retain highly qualified technical staff and other key personnel, and we may not be able to hire enough qualified personnel to meet our hiring needs.

Our ability to offer and maintain high quality service is dependent upon our ability to attract and maintain arrangements with qualified professional and technical staff and with executives on our management team. Clinical staffs at affiliated practices are practice employees, but we assist in recruiting them. There is a high level of competition for such skilled personnel among healthcare providers, research and academic institutions, government entities and other organizations, and there is a nationwide shortage in many specialties, including oncology nursing and technical radiation staff. In addition, recently there has been increased regulatory scrutiny of physician recruitment activities by hospitals, and there can be no assurance that this will not adversely affect our recruitment of qualified personnel. We cannot assure that we or our affiliated practices will be able to hire sufficient numbers of qualified personnel or that employment arrangements with such staff can be maintained on terms advantageous to our affiliated practices or us. In addition, if one or more members of our management team become unable or unwilling to continue in their present positions, we could be harmed.

Our failure to remain technologically competitive could adversely affect our business.

Rapid technological advancements have been made in the radiation oncology and diagnostic imaging industry. Although we believe that our equipment and software can generally be upgraded as necessary, the development of new technologies or refinements of existing technologies might make existing equipment technologically obsolete. If such obsolescence were to occur, then we may be compelled to incur significant costs to replace or modify the equipment, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our cancer centers compete against local centers, which may contain more advanced imaging or radiation therapy equipment or provide additional technologies. Our performance is dependent upon physician and patient confidence in the quality of our technology and equipment as compared to that of our competitors.

Advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques could reduce demand or eliminate the need for the radiation therapy services provided at the cancer centers we operate. The development and commercialization of new radiation therapy technologies could have a material adverse effect on our affiliated practices and on our business, financial condition and results of operations.

Our working capital could be impacted by delays in reimbursement for services.

The healthcare industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our comprehensive service agreements, our working capital is dependent on such collections. Although we believe our collection experience is generally consistent with that of the industry, industry reimbursement practices make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. We cannot provide assurance that trends in the industry will not further extend the collection period and negatively impact our working capital.

We face the risk of governmental investigation and qui tam litigation relating to regulations governing billing for medical services.

The federal government has become more aggressive in examining billing practices and seeking repayments and penalties allegedly resulting from improper billing and reimbursement practices. Federal and some state laws authorize private whistleblowers to bring false claim, or qui tam suits, on behalf of the government and reward the whistleblower with a portion of any final recovery. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. For the past several years, the number of qui tam suits filed against healthcare companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

Although we believe that our operations comply with applicable laws and we intend to vigorously defend ourselves against allegations of wrongdoing, the costs of addressing such suits, as well as the amount of any recovery in the event of a finding of wrongdoing on our part, could be significant. The existence of qui tam litigation involving us may also strain our relationships with our affiliated physicians, particularly those physicians or practices named in such suits, or with our pharmaceutical suppliers.

Our services could give rise to liability to clinical trial participants and the parties with whom we contract.

In connection with clinical research programs, we provide several services that are involved in bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. In addition, under the privacy regulations promulgated pursuant to HIPAA, there are specific privacy standards associated with clinical trial agreements. Violations of such standards could subject us to an enforcement action by HHS. If we do not perform our services to contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

We also contract with physicians to serve as investigators in conducting clinical trials. Third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons for the medical care rendered by third-party investigators. Although we would vigorously defend any such claims, it is possible that we could be held liable for such types of losses.

We could be subject to malpractice claims and other harmful lawsuits not covered by insurance.

In the past, we have been named in suits related to medical services provided by our affiliated physicians. We cannot provide assurance that claims relating to services delivered by a network physician will not be brought against us in the future. In addition, because affiliated physicians prescribe and dispense pharmaceuticals and we operate pharmacies and participate in the drug procurement and distribution process, we and our affiliated physicians could be subject to product liability claims.

Although we maintain malpractice insurance, there can be no assurance that it will be adequate in the event of a judgment against us. There can be no assurance that any claim asserted against us for professional liability will not be successful. The availability and cost of professional liability insurance varies widely from state to state and is affected by various factors, many of which are beyond our control. We may be unable to obtain insurance in the amounts we seek or at prices we are prepared to pay.

Under the service line structure, our agreements with affiliated practices have shorter terms than our comprehensive services agreements, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing comprehensive management services to practices under long-term agreements that generally have 25 to 40 year initial terms and that are not terminable except under specified circumstances. Agreements under our comprehensive services model allow us to be the exclusive provider of management services, including each of the services contemplated under the service line structure, to each of the affiliated practices. In addition, under those agreements, the affiliated practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the service line structure, our agreements with affiliated practices have shorter terms, and are more easily terminable. A number of the other input mechanisms that we currently have with respect to affiliated comprehensive services practices do not exist under our oncology pharmaceutical services service line model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased competition from other companies, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our service line structure could harm us. These risks will increase if we successfully grow our business under the service line structure.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

As of December 31, 2005, we had indebtedness of approximately $1,241.2 million, including indebtedness of US Oncology Holdings, Inc in the amount of $250 million and obligations of US Oncology, Inc. in the amount of $991.2 million. Our substantial indebtedness that could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the indentures governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on debt obligations including distributions of sufficient funds from US Oncology to Holdings to enable Holdings to satisfy its obligations under its indebtedness will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. We cannot provide assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the senior secured credit facility in an amount sufficient to allow Holdings to pay its obligations under its notes or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets subject to restrictions in our debt agreements, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations.

The terms of our senior secured credit facility and the indentures governing other indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our secured credit facility and the indentures governing other indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facility includes covenants restricting, among other things, our ability to:

•	incur, assume or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	enter into sale and leaseback transactions;

•	make capital expenditures;

•	change our business;

•	enter into agreements that restrict dividends from subsidiaries;

•	enter into certain transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

The indentures our other indebtedness also contain, numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur additional debt;

•	pay dividends and make other restricted payments, including a limitation on the amount of these payments;

•	make investments;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of its assets or enter into merger or consolidation transactions.

Our senior secured credit facility also includes financial covenants, including requirements that US Oncology maintain:

•	a minimum interest coverage ratio; and

•	a maximum leverage ratio.

These financial covenants will become more restrictive over time.

A failure to comply with the covenants contained in the senior secured credit facility or the indentures could result in an event of default. In the event of any default under the senior secured credit facility, the lenders under that facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require US Oncology to apply all of its available cash to repay these borrowings or prevent US Oncology from making debt service payments on its other indebtedness, any of which would result in an event of default under those notes. In addition, any default under the senior secured credit facility or other indebtedness would (unless the default is waived) prevent US Oncology from paying dividends to Holdings to enable Holdings to service its obligations under the US Oncology Holdings, Inc. Senior Floating Rate Notes (the “Holdings Notes”). In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our existing indebtedness.

Holdings is the sole obligor under the Holdings Notes. Holdings’ subsidiaries, including US Oncology, do not guarantee obligations under the Holdings Notes and do not have any obligation with respect to the notes; the notes will be effectively subordinated to Holdings’ future secured indebtedness to the extent of the value of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Holdings’ subsidiaries, including US Oncology. Holdings is a holding company and therefore depends on its subsidiaries to service its obligations under the notes and its other indebtedness. Holdings’ ability to repay the notes depends upon the performance of its subsidiaries and their ability to make distributions.

Holdings has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings Notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets will be structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings Notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. The total Consolidated Balance Sheet liabilities of the Company, as of December 31, 2005, were $1,748.8 million, of which $1,241.2 million constituted indebtedness all of which will mature prior to the Holdings Notes. In addition, at March 1, 2006, US Oncology also would have been able to borrow up to an additional $77.6 million under the senior secured credit facility. Holdings and its restricted subsidiaries may incur additional debt in the future, including under the senior secured credit facility.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings Notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings Notes. The terms of US Oncology’s indebtedness restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make payments in respect of the Holdings Notes when such payments are due. In addition, even if such earnings were sufficient, we can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings Notes when due.

We may not be able to fulfill our repurchase obligations in the event of a change of control.

Upon the occurrence of any change of control, we will be required to make a change of control offer to repurchase a substantial portion of our indebtedness. Any change of control also would constitute a default under the senior secured credit facility. Therefore, upon the occurrence of a change of control, the lenders under the senior secured credit facility will have the right to accelerate their loans and require US Oncology to prepay all of the outstanding obligations under the senior secured credit facility. Also, the senior secured credit facility will prohibit US Oncology from making dividend payments to

Holdings to enable Holdings to repurchase the Holdings Notes upon a change in control, unless US Oncology first repays all borrowings under the senior secured credit facility or obtains the consent of the lenders under the senior secured credit facility.

If a change of control occurs, there can be no assurance that US Oncology will have available funds sufficient to repay all borrowings under the senior secured credit facility, to repurchase all existing notes of US Oncology and to make dividend payments to Holdings to enable it to pay the change of control purchase price for any or all of the Holdings Notes that might be delivered by holders of the Holdings Notes seeking to accept the change of control offer. Accordingly, none of the holders of our outstanding notes may receive the change of control purchase price for their notes. Our failure to make the change of control offer or pay the change of control purchase price when due would result in a default under the indentures our notes.

Our principal stockholder’s interests may conflict with the interests of other stakeholders in the Company.

An investor group led by Welsh Carson IX owns all of our outstanding equity securities. Welsh Carson IX controls substantially all of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of the Company’s debt and equity securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Houston, Texas. We also lease a warehouse facility in Fort Worth, Texas to house the distribution function of our specialty distribution business. We or the affiliated practices own, lease or sublease the facilities where the clinical staffs provide medical services. We lease physician office space in addition to some of our cancer centers. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

In addition to conventional medical office space, we have developed integrated cancer centers that are generally freestanding facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2005, we operated 84 integrated cancer centers and had three cancer centers under development. Of the 84 cancer centers in operation, 36 are leased and 48 are owned by us.

Item 3. Legal Proceedings

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, we and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP.

In the past, we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which we became aware. The United States has determined not to intervene in any of the qui tam suits of which we are aware and all such suits have been dismissed. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with the law.

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

Specifically, we are involved in litigation with one net revenue model practice of 36 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice is seeking unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. We have also alleged that the practice is in breach of the service agreement.

During the first quarter of 2006, we delivered notice to the practice that we intend to terminate the service agreement and cease providing services thereunder unless the practice cures its breaches within the periods set forth in the service agreement. In the event the practice does not cure its breaches and we proceed with termination, such termination would occur during the second quarter of 2006.

In the event of termination, we would be required to assess the recoverability of the carrying value of certain assets held by us in connection with our management of the practice in question, including accounts receivable purchased from the practice, buildings and equipment and various other assets. Such evaluation may result in impairment charges. In addition, we may incur certain other costs associated with the termination, such as costs associated with lease terminations and discontinuation of operations in the market in question. We are currently formulating a transition plan for a potential termination. At this time we are unable to estimate the likelihood or amount of any impairment or what termination costs will be.

We intend to vigorously defend against the practice’s allegations and pursue our claims, including claims for any costs and expenses that we incur as a result of any termination of the service agreement. However, we cannot provide assurance as to what the outcome of the litigation will be, or, even if we prevail in the litigation, whether we will be successful in recovering the full amount, or any, of our costs associated the litigation and termination of the service agreement.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

An aggregate of 119,546,351 shares of our common stock and 13,938,657 shares of our participating preferred stock were issued and outstanding on December 31, 2005. There is no ready market for our common and participating preferred stock. Our common stock is held by approximately 335 holders.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2005, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:

2004 Equity Incentive Plan	2,801,500	$1.13	1,132,095
2004 Director Stock Option Plan	58,000	1.20	442,000

In addition to the options listed above, the 2004 Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock. At December 31, 2005, the Company had issued 21,970,000 restricted shares and 320,371 shares remained available for grant under this plan.

Recent Sales of Unregistered Securities

US Oncology Holdings, Inc. has issued unregistered securities during the period covered by this Annual Report. During the quarter ended March 31, 2005 approximately 26,000 units, consisting of one share of participating preferred stock and seven shares of common stock, were issued in a private placement to certain members of management, affiliated physicians and employees for aggregate cash proceeds of approximately $0.9 million. The purchasers were considered “accredited investors” as defined in Rule 501 of Regulation D and, accordingly, the securities were exempt from registration requirements under the Securities Act pursuant to Rule 506 promulgated under the Securities Act.

In addition, the Company issued 1,082,500 options to purchase common stock and 390,000 shares of restricted common stock to employees and directors during 2005 in transactions exempt from registration under Rule 701 promulgated under the Securities Act.

Dividends

Holders of participating preferred shares are entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions. During the quarter ended March 31, 2005, US Oncology Holdings, Inc. paid a special dividend in the amount of $250.0 million to holders of its participating preferred and common stock.

During the year ended December 31, 2005, accretion of this dividend was recorded in the amount of $22.2 million. We do not currently anticipate paying cash dividends on our participating preferred or common shares at any time in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	(Successor)		(Predecessor)
	Year Ended December 31,	Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2005	2004	2004	2003	2002	2001
	(dollars in thousands)		(dollars in thousands)
Statement of Operations Data:
Product revenues	$1,615,943	$490,222	$901,616	$1,204,673	$919,662	$833,116
Services revenues	902,617	343,771	524,238	761,052	729,239	682,298

Total revenues	2,518,560	833,993	1,425,854	1,965,725	1,648,901	1,515,414
Cost of products	1,545,588	460,946	839,774	1,113,780	850,185	771,404
Cost of services:
Operating compensation and benefits	418,102	143,142	244,168	354,771	338,418	316,838
Other operating costs	245,630	100,987	144,220	218,402	208,798	194,082
Depreciation and amortization	67,414	21,096	37,375	51,926	46,701	45,312

Total cost of services	731,146	265,225	425,763	625,099	593,917	556,232
Total cost of products and services	2,276,734	726,171	1,265,537	1,738,879	1,444,102	1,327,636
General and administrative expense	72,357	30,159	40,676	68,442	63,229	58,859
Impairment, restructuring and other charges, net	—	—	—	1,652	150,060	5,868
Merger-related charges	—	8,330	9,625	—	—	—
Compensation expense under long-term incentive plan	14,507	—	—	—	—	—
Depreciation and amortization	17,504	6,254	13,198	22,152	25,158	26,617

	2,381,102	770,914	1,329,036	1,831,125	1,682,549	1,418,980
Income (loss) from operations	137,458	63,079	96,818	134,600	(33,648)	96,434
Other income (expense):
Interest expense, net	(102,543)	(27,842)	(10,931)	(19,508)	(21,291)	(22,030)
Minority interests	(2,003)	(106)	20	(159)	(1,424)	300
Loss on early extinguishment of debt	—	—	(38,272)	—	(13,633)	—
Other income	—	1,976	622	—	—	—

Income (loss) before income taxes	32,912	37,107	48,257	114,933	(69,996)	74,704
Income tax (provision) benefit	(13,823)	(15,355)	(21,939)	(44,277)	24,067	(28,388)

Net income (loss)	$19,089	$21,752	$26,318	$70,656	$(45,929)	$46,316

	(Successor)		(Predecessor)
	Year Ended December 31,	Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2005	2004	2004	2003	2002	2001
	(dollars in thousands)		(dollars in thousands)
Other Financial Data:
EBITDA(1)	$224,256	$94,379	$109,139	$208,519	$23,154	$168,663

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$113,914	$91,745	$131,649	$231,274	$150,099	$199,587
Investing activities	(90,234)	(1,195,840)	(50,339)	(87,617)	(55,996)	(57,613)
Financing activities	(18,242)	1,014,528	4,143	(94,172)	(19,074)	(141,974)

	(Successor)		(Predecessor)
	As of December 31,		As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)		(dollars in thousands)
Balance Sheet Data:
Working capital(2)	$214,955	$186,577	$153,919	$204,554	$101,881
Total assets	2,118,974	2,031,798	1,175,019	1,154,406	1,056,798
Long term debt, excluding current maturities	1,230,871	978,937	188,412	272,042	128,826
Stockholders’ equity	64,397	112,485	578,360	578,540	676,768

	(Successor)		(Predecessor)
	Year Ended December 31,	Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(in thousands)		(in thousands)
Net income (loss)	$19,089	$21,752	$26,318	$70,656	$(45,929)	$46,316
Interest expense, net and other income	102,543	25,866	10,309	19,508	21,291	22,030
Income tax provision (benefit)	13,823	15,355	21,939	44,277	(24,067)	28,388
Depreciation and amortization	84,918	27,350	50,573	74,078	71,859	71,929
Amortization of stock compensation	3,883	4,056	—	—	—	—

EBITDA (1)	$224,256	$94,379	$109,139	$208,519	$23,154	$168,663

Compensation expense under the long-term incentive plan	14,507	—	—	—	—	—
Merger-related charges	—	8,330	9,625	—	—	—
Loss on early extinguishment of debt	—	—	38,272	—	13,633	—
Impairment, restructuring and other charges, net	—	—	—	1,652	150,060	331
Changes in assets and liabilities	(18,650)	15,275	(490)	52,430	(15,819)	60,992
Minority interest	2,003	106	(20)	159	1,424	(300)
Deferred income taxes	8,164	14,876	7,371	32,299	(25,129)	20,319
Interest expense, net and other income	(102,543)	(25,866)	(10,309)	(19,508)	(21,291)	(22,030)
Income tax (provision) benefit	(13,823)	(15,355)	(21,939)	(44,277)	24,067	(28,388)

Net cash provided by operating activities	$113,914	$91,745	$131,649	$231,274	$150,099	$199,587

(1)	For a definition of EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Non-GAAP Information.” The table above sets forth a reconciliation of EBITDA to net income and cash flow from operations.
(2)	Working capital is computed as total current assets less total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. References to” fiscal year” refer to the period from January 1 to December 31 of the indicated year. To facilitate comparison, the twelve-month period ended December 31, 2004, which includes financial results preceding and succeeding the August Transactions, has been presented on a combined basis. Unless otherwise noted, references to EBITDA and the combined period have the meaning set forth under “Discussion of Non-GAAP Information.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative on the Company’s financial performance and condition. MD&A is presented in the following sections:

•	General;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Contractual Obligations

MD&A should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Our discussion includes various forward-looking statements about our markets, the demand for our services and products and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, refer to the section entitled “Part I - Introduction – Forward Looking Statements.”

Business Overview

We are a leading national cancer care services company. We are not a direct provider of medical services, but rather our network of nearly 1,000 affiliated physicians offers comprehensive cancer care services in approximately 500 locations including 84 integrated cancer centers. We estimate that, in 2005, our affiliated physicians provided care to over 550,000 patients, including approximately 210,000 new patients.

2005 Financial Highlights

Despite reimbursement challenges faced in 2005, our affiliated practices generated stronger than expected financial results. In 2005, our consolidated revenues increased to over $2.5 billion, an increase of 11.5% over the prior year. Our EBITDA for 2005 was $224.3 million, exceeding our initial estimates and demonstrating the ability of our network to respond, operationally and strategically, to the changing reimbursement environment.

The year ended December 31, 2005 was the first full fiscal year following our going-private transaction in August, 2004. As a result, we incurred incremental interest expense of approximately $45.4 million, reflecting the indebtedness incurred in connection with that transaction.

In March, 2005, we issued $250.0 million senior floating rate notes and used the proceeds to pay a dividend to our common and preferred shareholders. Although our indebtedness increased as a result of this borrowing, our liquidation obligations to preferred shareholders, as well as subsequent dividends that accrue to these shareholders, were reduced as a result of returning capital to our investors. In 2005, we incurred interest expense of $18.4 million on these notes. The dividend payment also triggered a payment of $14.5 million to participants in our long-term incentive compensation plan.

In November, 2005, we amended our senior secured credit agreement to reduce the margin over LIBOR paid on borrowings under the facility, resulting in interest savings for the Company and our affiliated practices.

Operating Challenges and Strategic Responses

A significant portion of our business relates to management services related to the pharmaceutical aspects of care provided by affiliated physicians. Effective January 1, 2005, Medicare, the largest payor of services provided by our affiliated practices, implemented average sales price (“ASP”) based reimbursement that significantly reduced reimbursement for oncology pharmaceuticals administered by our network practices. In response to the changing reimbursement environment, we are implementing strategies to diversify the revenues of our affiliated practices by expanding their service offerings, as well as to increase their geographic market position and improve their operational efficiency and cost effectiveness.

In 2005, we opened five integrated cancer centers and, at December 31, 2005, had an additional three integrated cancer centers under construction that are expected to begin providing patient care between the third quarter of 2006 and the second quarter of 2007.

Also, during 2005, as part of our strategy to broaden the range of services offered to affiliated practices, we developed a pharmaceutical distribution operation. We completed the build out of our facility and obtained necessary state distribution licenses during 2005. Distribution operations for approximately 330 sites have commenced and we expect to transition the remaining sites to our distribution center during the first quarter of 2006. We believe our distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

GENERAL

US Oncology Holdings was formed in March 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide comprehensive services to a network of affiliated practices, made up of 994 affiliated physicians in 494 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. Under our comprehensive service arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions of our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.5 billion of pharmaceuticals through a network of 48 licensed pharmacies, 159 pharmacists and 319 pharmacy technicians.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 97 community-based radiation facilities, including 84 integrated cancer centers that include medical oncology and radiation oncology operations, and 13 radiation-only facilities. We manage over one million square feet of medical office space. We also have installed and manage 30 Positron Emission Tomography (“PET”) systems including 8 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. We currently supervise 75 clinical trials supported by our network of 529 participating physicians in 190 research locations.

We provide these services through two economic models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our service line model, under which medical oncology practices contract with us to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues, approximately 88.6% during the year ended December 31, 2005, are derived under the comprehensive services model.

The Merger Transaction

On March 20, 2004, US Oncology Holdings, Inc. (which was formerly known as Oiler Holding Company) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings.

On August 20, 2004, the merger was consummated and US Oncology became a wholly owned subsidiary of Holdings. The merger was valued at approximately $1.6 billion. In the transaction, all of US Oncology’s former stockholders (other than Welsh Carson IX, its affiliates, and certain members of management and continuing shareholders) received $15.05 per share in cash for US Oncology’s common stock. Holders of US Oncology’s stock options received cash equal to (i) $15.05 minus the exercise price of the option multiplied by (ii) the number of shares subject to the options. Physicians who were entitled to receive shares of common stock at future dates as part of the consideration for affiliating with US Oncology instead received $15.05 per share of such stock, in cash, at the time of the merger. After the merger, US Oncology’s common stock was delisted from the NASDAQ Stock Market and US Oncology became a private company.

The funds necessary to consummate the August Transactions were approximately $1,570.5 million, including approximately $1,185.0 million to pay the then current stockholders, option holders and holders of outstanding rights to receive shares of US Oncology’s common stock pursuant to delayed share delivery agreements and all amounts due under the merger agreement, approximately $281.1 million to repay existing indebtedness and approximately $104.4 million to pay related fees of approximately $50.1 million and expenses of approximately $54.3 million. Prior to the merger, 14,307,501 shares of US Oncology’s common stock then owned by Welsh Carson IX and its affiliates, valued at $215.3 million, were contributed to Holdings in exchange for shares of common and preferred participating stock in Holdings. Upon consummation of the merger, those shares were cancelled without payment of any merger consideration.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by Welsh Carson IX and its related equity investors of $302.4 million, which funds were contributed to US Oncology by Holdings;

•	the borrowings by US Oncology of $400.0 million in term loans under a new senior secured credit facility;

•	$245.0 million of cash on hand at the closing date; and

•	the issuance by US Oncology of $300.0 million aggregate principal amount of 9% senior notes and $275.0 million aggregate principal amount of 10.75% senior subordinated notes.

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The purchase price, including transaction-related fees, was allocated to our tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded.

The following table summarizes the purchase price allocation of the August Transactions (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,122.9)

Excess purchase price (goodwill)	$716.7

Subsequent to the initial capitalization, additional capital contributions of approximately $39.8 million were received by Holdings and contributed to US Oncology. The contributions represent the proceeds from private equity offerings to certain of our affiliated physicians and employees ($33.0 million) and to certain members of management ($6.8 million).

In connection with the August Transactions we incurred merger-related charges of $56.2 million. This amount includes a loss on early extinguishment of debt of $38.3 million and merger-related expenses of $17.9 million. Included in merger-related charges are legal costs of $3.8 million, advisory fees of $6.0 million and other fees and expenses of $8.1 million. Merger-related charges, including early extinguishment of debt, amounted to $47.9 million for the predecessor period compared to $8.3 million for the successor period.

In March, 2005, Holdings, whose primary asset is its investment in US Oncology, issued $250.0 million of senior floating rate notes, due 2015. The outstanding notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years. Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service the debt provisions through the payment of dividends to Holdings.

Proceeds from the offering of the outstanding notes were used to pay a special dividend of $250.0 million to stockholders of Holdings. The payment of the special dividend triggered a payment obligation of $14.5 million under Holdings’ long-term incentive plan, and Holdings incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings.

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

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, have diversified beyond medical oncology and have efficient management processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce healthcare costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community setting.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2006 will be to:

•	Increase the financial strength of network practices by expanding their service offerings, consolidating their market position in their geographic markets and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•	Enhance affiliated practices’ ability to deliver high quality cancer care and to lower and increase predictability of operating costs through our ongoing quality improvement program, which includes: accelerating the installation of iKnowMed, the Company’s oncology-specific electronic medical records system, into network practices; supporting the implementation of an evidence-based approach to treatment decisions; and creating Centers of Excellence that bring increased focus and attention to specific areas of cancer care.

•	Provide the payor community with a cost-effective, high quality cancer care model based upon clinical insight, cost benchmarking, and demonstrated, measurable clinical outcomes for patients. In 2005, we established a clinical outcomes group and will continue to build upon those capabilities in 2006.

•	Expand our relationships with the manufacturers of oncology pharmaceuticals and equipment to increase the convenience, safety and effectiveness of their products through the continued expansion of our manufacturing and distribution services, including the 2006 launch of the OncologyRx™ Care Advantage specialty pharmacy distribution business.

As part of our strategy to broaden the range of services offered to affiliated practices, we have developed a pharmaceutical distribution operation. We completed the build out of our 75,000 square foot distribution facility in Fort Worth, Texas, and obtained necessary distribution licenses during the year 2005. Distribution operations for approximately 330 sites have commenced and we expect to transition the remaining sites to our distribution center during the first quarter of 2006. We continue to negotiate distribution arrangements with pharmaceutical manufacturers.

All orders are processed through the distribution center, while shipments are currently made from both our distribution facility and our third-party distributor. We anticipate our affiliated practices will receive approximately 75% of their pharmaceuticals from the distribution facility by the end of the first quarter of 2006. We believe our own distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

Our total investment in distribution facilities and equipment was approximately $12.1 million as of December 31, 2005. Operating and one-time start-up expenses were approximately $6.0 million for the year ended December 31, 2005. In 2006, the Company anticipates a further working capital investment related to its distribution initiative of approximately $70 to $80 million, primarily in receivables, pharmaceutical inventory to adequately stock and operate the distribution warehouse, and acceleration of payables to take advantage of prompt payment discounts offered by pharmaceutical manufacturers.

Further service offerings include our market focus business and the development of our specialty pharmacy product offering. Our market focus business provides services to pharmaceutical companies including data reporting and analysis, and other marketing services. This business is already developed and providing services to our customers. The development of our specialty pharmacy business during the 2006 fiscal year will allow us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions. We expect the specialty pharmacy business to be completed in the third quarter of 2006.

Another key initiative is expanding our network. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Economic Models

Most of our revenue, 88.6% during the year ended December 31, 2005, is derived from agreements under the comprehensive services model. Under that model, we provide all of our services to a physician practice under a single comprehensive service agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the physicians’ practice.

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

Of our revenue for the year ended December 31, 2005, 5.8% was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since, if insufficient funds exist to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. The net revenue model does not appropriately align our and our affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, since 2000, we have sought to convert net revenue model practices to the earnings model. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. We currently expect that, perhaps as early as 2006, we will end our affiliation with one net revenue model practice, comprising 36 physicians, which represents approximately 4.5% of our consolidated revenue for 2005. We are currently involved in litigation with that practice.

Approximately 10.4% of our 2005 revenue was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. Fees for our services are based on the level of services provided to each practice.

Concentrations of Risk

One affiliated practice, Texas Oncology, P.A. (“TOPA”) represented approximately 25% of our revenue for each of the three years ended December 31, 2005. We generally perceive our relationship with this practice to be positive, but if the relationship was to deteriorate, or the practice was to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of manufacturers. During 2005, approximately 46% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to two years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Medicare is our affiliated practices’ largest payor. For the year ended December 31, 2005, the affiliated practices derived approximately 39.0% of their net patient revenue from services provided under the Medicare program and approximately 2.9%, of their net patient revenue from services provided under the state Medicaid programs. Of the percentage of net patient revenue that was derived from Medicare, 2.1% was derived from Medicare managed care. Under these managed care programs, Medicare contracts with third-party payors to administer health plans for Medicare beneficiaries. Under such programs, physicians are reimbursed at negotiated rates (rather than based on the Medicare fee schedule) and the payor is a third-party, rather than the Medicare program itself. These percentages vary among practices. No other single payor accounted for more than 10% of our revenue during the year ended December 31, 2005. Certain of our individual affiliated practices, however, have contracts with payors accounting for more than 10% of their revenue.

Reimbursement Matters

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement for oncology pharmaceuticals paid during the first quarter of 2005, as compared to 2004 levels.

Since implementation, ASP has been adjusted quarterly. We experienced a further 7.5% cumulative decrease in Medicare reimbursement, based on these quarterly adjustments, during the year ended December 31, 2005. The adverse impact of ASP implementation has been partially mitigated by the overall growth of affiliated practices’ revenues.

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by the Centers for Medicare and Medicaid Services (“CMS”) to add an aggregate of $260 million in Medicare payments to oncologists across the United States. CMS recently announced the continuation of the project for 2006. The continuation includes substantial revisions to the program to gather more specific information relevant to the quality of care for cancer patients. Reporting will no longer be specific to chemotherapy, but instead will be focused on physician evaluation and management. CMS reports that they expect the demonstration project payments to be $150 million, or a 42.3% reduction from 2005 levels. We expect that reduced reimbursement under the Medicare Demonstration Project will negatively impact EBITDA in 2006 by approximately $5-6 million based on application of revised rates to our 2005 results.

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a small number of manufacturers. Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

CMS is also required to implement the Competitive Acquisition Program (“CAP”). Under CAP, physician practices may opt to have an external supplier provide the drugs and biologicals administered in the physician’s office to the patient and bill Medicare. The program is initially scheduled to begin on July 1, 2006. An interim “final rule” on CAP that is still subject to comment would exclude sales of drugs furnished under the CAP for a period of three years.

Medicare reimbursement for services of physicians is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs” or “units”). RVUs are intended to reflect the intensity of the physicians’ work, practice expenses and geographic variations in costs. The units are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. For 2006, application of the formula resulted in a 4.4% decrease in the conversion factor, and when combined with a modification for budget neutrality, the conversion factor was slated to decrease by 4.5%. As of January 1, 2006 the decrease went into effect and claims were paid at the lower amount. On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) that contained a provision freezing the Conversion Factor at 2005 levels for 2006. CMS will reprocess claims with 2006 dates of service that have been paid at the lower Conversion Factor and reimburse providers at the higher rate.

The provision freezing the conversion factor is effective only for 2006. If Congress does not revise the formula-derived conversion factor between now and December 31, 2006, Medicare reimbursement for physician services could decrease by 4-6% effective January 1, 2007. If applied to annualized 2005 reimbursements, the decrease would have reduced EBITDA by $5-7 million for the year ended December 31, 2005. Also, there is a likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule payments for physician-office imaging services has been capped at the Hospital Outpatient Department (“HOPD”) rates effective January 1, 2007. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to 2005 results, EBITDA would be expected to decrease $5-7 million. In addition, the Physician Fee Schedule Final Rule published in November 2005, contained a reduction in payments for multiple imaging procedures performed on contiguous body parts on the same day. This provision will be implemented over two years beginning January 1, 2006. If the full impact of this provision is applied to 2005 results, reimbursement for 2005 would have decreased by $1.2 million.

Other matters that could impact our future results include the risk factors described herein, as well as:

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups;

•	the extent to which non-governmental payors change their reimbursement rates;

•	changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians;

•	changes in our cost structure or the cost structure of affiliated practices, including any change in the prices our affiliated practices pay for drugs; and

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine, by moving to a hospital setting or beginning in 2006 choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing U.S. budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly.

We believe the following accounting policies represent management’s most significant, complex or subjective judgments and are most critical to reporting our financial condition and results of operations. Refer to Note 3 to our Consolidated Financial Statements for the year ended December 31, 2005, for a more detailed discussion of such policies.

Our critical accounting policies and estimates include:

•	Revenue from affiliated practices

•	Valuation of accounts receivable

•	Stock-based compensation

•	Impairment of long-lived assets

•	Volume-based pharmaceutical rebates

Revenue from Affiliated Practices

A majority of our revenues, 88.6% for the year ended December 31, 2005, are derived through comprehensive service agreements with affiliated practices under which we are compensated on either the net revenue or earnings model. Through these agreements, our revenue is derived as a portion of the net revenue or earnings of affiliated practices, net of any amounts retained by the practices for payment of compensation to the practice’s physicians and certain other direct costs.

Therefore, although we are not directly involved in providing health care services to cancer patients, our results are highly correlated to the results of our affiliated practices which provide such care. Our affiliated practices recognize revenue based on gross billings, net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are necessary to reduce gross billings to amounts that will be paid by individual payors under terms of specific arrangements with the affiliated practices. These payors include Medicare, Medicaid, managed care and other health plans. Payments from these payors are subject to regulatory change, in the case of Medicare and Medicaid, or periodic renegotiation, in the case of managed care and other health plans. Additionally, charges to third party payors are often subject to review, and possibly audit, by the payor, which may result in a reduction in fees recognized for billed services. While we believe our affiliated practices appropriately record contractual allowances and provision for doubtful accounts in the determination of revenue, the process includes an inherent level of subjectivity. Typically, adjustments to their revenue for these matters, and ultimately our service fees, have not been significant and are recorded in the period when such adjustments occur.

Additionally, our revenue is net of amounts retained by practices for payment of salaries and bonuses to affiliated physicians. Many of our affiliated practices participate in a bonus program that is intended to create a mutually-aligned incentive to appropriately utilize resources and deploy capital by providing a reduction in, or rebate of, management fees payable to us. Practices participate in this program only when specified earnings and returns on invested capital targets are met. These targets are generally based upon the annual practice results and are computed in accordance with our service agreement with the practice.

Physician practices that enter into comprehensive service agreements receive pharmaceutical products as well as a broad range of practice management services. These products and services represent multiple deliverables provided under a single contract for a single fee. We have analyzed the components of the contract attributable to the provision of products and the provision of services and attributed fair value to each component. For revenue recognition purposes, product revenue and service revenue have each been accounted for separately.

Product revenue consists of sales of pharmaceuticals to affiliated practices under comprehensive service agreements or under the service line model. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. In certain cases, we take legal title to the pharmaceuticals and resell them to practices. In other cases, title to the pharmaceuticals passes directly from our distributor to the practices under arrangements negotiated and managed by us pursuant to our service agreements with practices. Because we act as principal, product revenue is recognized as (i) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of our contractual arrangements with physician practices) plus (ii) an additional amount. Under the service line model, this additional amount is the actual amount charged to practices because all of the services provided under this model are directly related to and not separable from the delivery of the products. Comprehensive service agreements do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of our service fee that represents fair value relative to product sales and is based upon the terms upon which we offer pharmaceutical services under our service line model. Service revenue consists of our revenue, other than product revenue, under our service agreements with affiliated practices.

Valuation of Accounts Receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex and change frequently, and could in the future adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive services affiliated practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our future service fees. Typically, the impact of the adjustment on our fees is not significant.

We maintain decentralized billing systems, which vary by individual practice. We continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payors, such as the recent changes in Medicare reimbursement.

Stock-Based Compensation

We have two stock-based employee compensation plans, which are described more fully in Note 13 to our Consolidated Financial Statements. At December 31, 2005, under these plans, we had issued stock-based employee compensation in the form of 21,970,000 restricted shares and 2,801,500 options to purchase common stock. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, in 2005, we recognized compensation expense amounting to $3.9 million to amortize the fair value of restricted stock awards over the expected service period to which the awards relate. We have not recognized compensation expense related to option awards as their exercise price was equal to the estimated fair value of an underlying share on the date of grant and the awards have not been subsequently modified.

Because our equity is not traded in an active market, we estimate its fair value for purposes of assigning value to stock-based compensation awarded to employees. Our estimates are based upon independent third-party appraisals. Such appraisals involve a measure of subjectivity and are based, in part, on expectations regarding future financial performance.

Additionally, awards under each plan have vesting provisions based on our future financial performance. In the event that performance targets are not met, the awards will continue to vest based upon the passage of time. For purposes of recognizing stock-based compensation expense related to our restricted share grants, we assumed that these future performance targets will be met, which is consistent with our recent experience and expectations of future performance. This assumption accelerates the recognition of compensation expense related to these shares, most of which were granted in 2004.

For the year ended December 31, 2005, if we had applied the fair value recognition previsions of FASB No. 123, “Accounting for Stock-Based Compensation”, the related effects would have been immaterial to our financial statements.

Impairment of Long-Lived Assets

As a result of the August Transactions, we recorded our fixed assets at their estimated fair value, revalued intangible assets related to our comprehensive service agreements with affiliated practices and recorded goodwill related to the excess purchase price over the value of identifiable net assets. As of December 31, 2005, the carrying value of fixed assets, service agreement intangibles and goodwill was $412.3 million, $242.7 million and $716.7 million, respectively. These assets, collectively, represent 64.7% of our total assets.

The carrying values of our fixed assets and service agreement intangibles are reviewed for impairment when events or changes in circumstances indicate their recorded value may not be recoverable. We test goodwill for impairment on an annual basis or more frequently if events or circumstance arise that indicate the recorded value may not be recoverable. For goodwill, our impairment analysis requires an estimate of fair value for each of our reportable segments. For this analysis, we determine fair value based upon widely accepted valuation techniques, including the use market multiple analysis, and consider a number of factors including the segment’s historical operating results, projected results, future operating plans and market data. No impairment charges were required to be recorded during 2005 or 2004.

Volume-Based Pharmaceutical Rebates

Several of our agreements with pharmaceutical manufacturers provide for discounts in the form of volume-based rebates, which are payable at the end of a stipulated measurement period. Certain agreements also provide rebates based upon market share data. At December 31, 2005 and 2004, we had recorded a rebate receivable of $71.6 million and $69.2 million, respectively. Rebates earned from manufacturers are subject to review and final determination based upon the manufacturer’s analysis of usage data and contractual terms. Certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our rebates on several products could be impacted based upon our failure to meet predetermined targets with respect to any single product. Additionally, contractual measurement periods may not necessarily coincide with our fiscal periods.

We accrue rebates, and record a reduction to cost of products, based upon our internally monitored usage data and our expectations of usage during the measurement period for which rebates are being accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, we record market share rebates at the time we invoice the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Our billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of such billings, have not been material to our financial position or results of operations.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS 123R encompasses a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. As an entity whose debt securities trade in a public market but that does not have equity securities that trade in a public market, we are a nonpublic entity under the definitions in SFAS 123 and SFAS 123R. For nonpublic companies, SFAS 123R is effective for annual periods beginning after December 31, 2005.

Statement 123 permitted a nonpublic entity to measure its equity awards using either a fair value method or the minimum value method. Unlike a fair value method, such as the Black-Scholes option valuation model, the minimum value method does not consider the volatility-related value of an option. We applied the minimum value method to options granted in connection with, and subsequent to, the August Transactions. SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense will be recognized for options awarded prior to January 1, 2006 unless these awards are modified subsequent to the adoption of the standard. Because we are required to apply the prospective transition method, adoption of SFAS 123R will not have a material effect on our financial condition or results of operations.

We will apply the Black-Scholes method to value awards granted after January 1, 2006. Because we do not have publicly-traded equity, we will develop a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies. Based upon the calculated fair value of share options, compensation cost will be recognized over the period the employee is required to provide service, usually the vesting period, for the related awards.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We will apply the guidance of this SAB in adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and not included as part of inventory cost. Also, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect of this pronouncement on our financial position and results of operations. However, as we function as a distributor of inventory, rather than as a manufacturer, we do not anticipate the adoption of this standard, which primarily addresses the accounting for production-related costs, will have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 2 Accounting for Nonmonetary Transactions”. This Statement eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the effect of this pronouncement but does not anticipate its adoption will have a material effect on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.

Discussion of Non-GAAP Information

In this Annual Report, we use the term “EBITDA” which represents earnings before interest and other expense, net, taxes, depreciation, amortization (including amortization of stock compensation). We treat minority interests as a reduction of our EBITDA as such amounts represent earnings that accrue to minority owners in our consolidated subsidiaries rather than to us. EBITDA is not calculated in accordance with GAAP; rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating profitability, the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate profitability, liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

Also within this Annual Report, to facilitate comparison of the twelve-month period ended December 31, 2004 by providing financial information for a comparable period, results preceding the August Transactions have been combined with results following the August Transactions. Such combination does not comply with GAAP, which requires the successor period be presented separately from the predecessor period, because purchase accounting adjustments may make the successor period not comparable to the predecessor period.

In all events, EBITDA and the combined results for the twelve-month period ended December 31, 2004, are not intended to be a substitute for GAAP measures. Investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2003
Product revenues	$1,615,943	$1,391,838	$1,204,673
Service revenues	902,617	868,009	761,052

Total revenues	2,518,560	2,259,847	1,965,725

Cost of products	1,545,588	1,300,720	1,113,780

Cost of services:
Operating compensation and benefits	418,102	387,310	354,771
Other operating costs	245,630	245,207	218,402
Depreciation and amortization	67,414	58,471	51,926

Total cost of services	731,146	690,988	625,099
Total cost of products and services	2,276,734	1,991,708	1,738,879
General and administrative expense	72,357	70,835	68,442
Compensation expense under long-term incentive plan	14,507	—	—
Impairment, restructuring and other charges, net	—	—	1,652
Merger-related charges	—	17,955	—
Depreciation and amortization	17,504	19,452	22,152

Total costs and expenses	2,381,102	2,099,950	1,831,125

Income from operations	137,458	159,897	134,600

Other income (expense):
Interest expense, net	(102,543)	(38,773)	(19,508)
Minority interests	(2,003)	(86)	(159)
Loss on early extinguishment of debt	—	(38,272)	—
Other income	—	2,598	—

Income before income taxes	32,912	85,364	114,933
Income tax provision	(13,823)	(37,294)	(44,277)

Net income	$19,089	$48,070	$70,656

The following table sets forth the percentages of revenue represented by certain items reflected in our Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2003
Product revenues	64.2%	61.6%	61.3%
Service revenues	35.8	38.4	38.7

Total revenues	100.0	100.0	100.0

Cost of products	61.4	57.6	56.7

Cost of services:
Operating compensation and benefits	16.6	17.1	18.0
Other operating costs	9.8	10.9	11.1
Depreciation and amortization	2.7	2.6	2.6

Total cost of services	29.1	30.6	31.7
Total cost of products and services	90.5	88.2	88.4
General and administrative expense	2.9	3.1	3.5
Compensation expense under long-term incentive plan	0.6	—	—
Impairment, restructuring and other charges, net	—	—	0.1
Merger-related charges	—	0.8	—
Depreciation and amortization	0.7	0.8	1.1

Total costs and expenses	94.7	92.9	93.1

Income from operations	5.3	7.1	6.9

Other income (expense):
Interest expense, net	(4.0)	(1.7)	(1.0)
Minority interests	(0.1)	—	—
Loss on early extinguishment of debt	—	(1.7)	—
Other income	—	0.1	—

Income before income taxes	1.2	3.8	5.9
Income tax provision	(0.5)	(1.7)	(2.3)

Net income	0.7%	2.1%	3.6%

General. We provide medical oncology services, cancer center services, and cancer research services to physician practices. We currently earn revenue from physician practices a) under comprehensive service agreements, under which we provide a comprehensive array of business services to affiliated practices and are paid a service fee and reimbursed for all expenses, and b) under service line agreements through which we offer pharmaceutical purchasing and management services and cancer research services under separate agreements for each service line.

We derive revenue primarily in four areas:

•	Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues derived from amounts we bill and collect on behalf of affiliated practices, which are reduced by the amounts retained by those practices under our contracts. Service fee revenue is recorded when services are rendered based on established or negotiated rates, reduced by a) contractual adjustments, allowances for doubtful accounts and b) the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. Under our service line agreements, we bill practices on a monthly basis for medical oncology services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

•	GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies.

•	Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive service agreements and our service line arrangements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts we remit to physician groups are excluded from our revenue, because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

As of December 31, 2005, 2004, and 2003 respectively, we have affiliated with the following number of physicians (including those under service line arrangements), by specialty:

	December 31,
	2005	2004	2003
Medical oncologists/hematologists	810	764	743
Radiation oncologists	140	127	117
Other oncologists	44	39	37

Total physicians	994	930	897

The following tables set forth the sources of growth in the number of affiliated physicians under both comprehensive and service line agreements:

	December 31,
	2005	2004	2003
Comprehensive Service Agreements
Affiliated physicians, beginning of period	797	793	838
Physician practice affiliations	41	14	—
Recruited physicians	63	57	79
Physician practice separations	(5)	(33)	(55)
Retiring/Other	(43)	(34)	(46)
Net conversions from (to) service line agreements	3	—	(23)

Affiliated physicians, end of period	856	797	793

	December 31,
	2005	2004	2003
Service Line Agreements
Affiliated physicians, beginning of period	133	104	46
Physician practice affiliations	34	58	45
Physician practice separations	(23)	(22)	(7)
Retiring/Other	(3)	(7)	(3)
Net conversions from (to) comprehensive service agreements	(3)	—	23

Affiliated physicians, end of period	138	133	104

Total affiliated physicians	994	930	897

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	December 31,
	2005	2004	2003
Cancer centers, beginning of period	83	78	79
Cancer centers opened (1)	5	6	4
Cancer centers closed	—	(1)	(5)
Cancer centers recategorized (2)	(4)	—	—

Cancer centers, end of period	84	83	78

Radiation-only facilities, end of period	13	8	7

Total radiation oncology facilities	97	91	85

PET systems (3)	30	27	21

(1)	Cancer centers include one cancer center opened during 2005, in which the Company and/or its affiliated practice participated in a joint venture with a hospital system.
(2)	In 2005, the Company refined its definition of integrated cancer centers resulting in 4 locations being recategorized as radiation-only facilities.
(3)	Includes 8 and 4 PET/CT systems at December 31, 2005 and 2004, respectively.

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements per operating day:

	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2003
Medical oncology visits	9,356	9,267	9,049
Radiation treatments	2,796	2,503	2,560
IMRT treatments (included in radiation treatments)	413	257	67
PET scans	150	114	68
CT scans	574	425	209
New patients enrolled in research studies	3,363	2,968	3,388

The following discussion compares our results of operations for the years ended December 31, 2005, 2004 and 2003. To facilitate comparison by providing financial information for a comparable period, the twelve-month period ended December 31, 2004, which includes financial results preceding and succeeding the August Transactions, has been presented on a combined basis. Such combination does not comply with GAAP, which requires the successor period be presented separately from the predecessor period, because purchase accounting adjustments may make the successor period not comparable to the predecessor period.

Revenue.

Revenue by segment is presented in the following tables (in thousands):

	2005	Combined 2004	2003
Medical oncology services	86.7%	86.6%	85.7%
Cancer center services	11.6	11.2	11.4
Other services	1.7	2.2	2.9

Total revenue	100.0%	100.0%	100.0%

	2005	Combined 2004	Change	2003	Change
Medical oncology services	$2,182,509	$1,956,429	11.6%	$1,683,854	16.2%
Cancer center services	292,472	252,855	15.7%	224,136	12.8%
Other services	43,579	50,563	-13.7%	57,735	-12.4%

Total revenue	$2,518,560	$2,259,847	11.5%	$1,965,725	15.0%

Medical Oncology Services Revenue. The increase in medical oncology revenue in 2005 of 11.6% is due to growth in pharmaceutical revenue attributed to physicians affiliated with the network. Pharmaceutical revenue in the medical oncology segment continues to increase at approximately 15% per year, partially offset by lower average sales price (“ASP”) reimbursement under Medicare, effective January 1, 2005. Excluding the impact of practice disaffiliations in 2005 and 2004, medical oncology visits increased approximately 5.4% from 2004.

Growth of medical oncology revenue of 16.2% during 2004 is primarily a result of an increase in pharmaceutical revenue and a 2.4% increase in medical oncology visits compared to 2003.

Cancer Center Services Revenue. Growth of cancer center services revenue in 2005 of 15.7% was due to the net addition of six radiation oncology facilities, 13 radiation oncologists and clinical acceptance of new radiation technology, which together with our existing network, led to increases in IMRT treatments and diagnostic scans of 60.7% and 34.3%, respectively, over the year ended December 31, 2004.

Cancer center services revenue for 2004 increased 12.8% over 2003 due to the increases in IMRT, PET and CT treatments for patients. PET scans increased 67.6% over 2003. This growth was attributable to a 19.4% increase in average same-facility PET scans per day. Radiation treatments decreased 2.2% from 2003.

Other Services Revenue. Other services revenue consists primarily of revenue related to our cancer research program. Despite a 13.3% increase in patient enrollments, revenue decreased 13.7% from 2004. The decrease is due primarily to one large research study, which had not yet met the full criteria for revenue recognition as of December 31, 2005. As of December 31, 2005, we have deferred revenue of approximately $3.4 million relating to this study, that will be recognized, primarily in 2006, as research services are performed. Additionally, we have $7.0 million of additional deferred revenue expected to be recognized in 2007 and beyond.

The decrease in other services revenue for 2004 is attributable to a 12.4% decrease in patients enrolled in research studies for the combined twelve months ended December 31, 2004.

Operating costs.

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below:

Operating costs as a percentage of revenue:	2005	Combined 2004	2003
Cost of products	61.4%	57.6%	56.7%
Cost of services:
Operating compensation and benefits	16.6	17.1	18.0
Other operating costs	9.8	10.9	11.1
Depreciation and amortization	2.7	2.6	2.6

Total cost of services	29.1	30.6	31.7

Total cost of products and services	90.5%	88.2%	88.4%

	2005	Combined 2004	Change	2003	Change 2004
Cost of products	$1,545,588	$1,300,720	18.8%	$1,113,780	16.8%
Cost of services:
Operating compensation and benefits	418,102	387,310	8.0	354,771	9.2
Other operating costs	245,630	245,207	0.2	218,402	12.3
Depreciation and amortization	67,414	58,471	15.3	51,926	12.6

Total cost of services	731,146	690,988	5.8	625,099	10.5

Total cost of products and services	$2,276,734	$1,991,708	14.3	$1,738,879	14.5

Cost of products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology services segment. As a percentage of revenue, cost of products was 61.4% in 2005, 57.6% in 2004 and 56.7% in 2003. In both 2005 and 2004, cost of products as a percent of total revenue increased over the prior year. Also during these periods, product revenue increased as a percentage of total revenue reflecting net growth in the number of physicians affiliated under our service line model and increased pharmaceutical revenue by practices affiliated under comprehensive service agreements. We recognize product revenue from both comprehensive and service line agreements based upon the terms on which we offer pharmaceutical services under the service line model.

Cost of Services. Cost of services includes operating compensation and benefits includes salaries and wages of our operating-level employees and the employees of our affiliated practices (other than physicians) and other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, operating compensation and benefits and other operating costs were 26.4% in 2005, 28.0% in 2004 and 29.1% in 2003, reflecting the economies of scale being obtained in both our medical oncology and cancer center services segments.

Corporate Costs.

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. Our corporate costs are presented in the table below:

Corporate costs as a percentage of revenue:	2005	Combined 2004	2003
General and administrative expense	2.9%	3.1%	3.5%
Compensation expense under long-term incentive plan	0.6	—	—
Impairment, restructuring and other charges, net	—	—	0.1
Merger-related charges	—	0.8	—
Depreciation and amortization	0.7	0.8	1.1
Interest expense, net	(4.0)	(1.7)	(1.0)
Minority interests	(0.1)	—	—
Loss on early extinguishment of debt	—	(1.7)	—

	2005	Combined 2004	Change		2003	Change 2004
General and administrative expense	$72,357	$70,835	2.1%		$68,442	3.5%
Compensation expense under long-term incentive plan	14,507	—	nm	(1)	—	nm	(1)
Impairment, restructuring and other charges, net	—	—	nm	(1)	1,652	nm	(1)
Merger-related charges	—	17,955	nm	(1)	—	nm	(1)
Depreciation and amortization	17,504	19,452	(10.0)		22,152	(12.2)
Interest expense, net	102,543	38,773	164.5		19,508	98.8
Minority interests	2,003	86	nm	(1)	159	nm	(1)
Loss on early extinguishment of debt	—	38,272	nm	(1)	—	nm	(1)

(1)	Not meaningful.

General and Administrative. General and administrative expense was $72.4 million in 2005, $70.8 million in 2004, and $68.4 million in 2003. The 2.1% increase in 2005 is primarily due to investments in infrastructure to support development activities and increases in operational support to assist in the transition to ASP-based reimbursement. Included in general and administrative expense for 2005 and 2004, but not in 2003, is non-cash compensation expense of $3.9 million and $4.1 million, respectively, associated with the amortization of restricted stock awards issued under our equity incentive plan in connection with the August Transactions.

Other corporate charges. During each of the periods discussed in this report we have incurred charges that management does not consider meaningful in understanding the trends impacting our current or anticipated results of operations. These charges include $14.5 million of compensation expense under our long-term incentive plan in 2005 as the result of paying a special dividend to our shareholders, $18.0 million of merger-related charges and a $38.3 million debt extinguishment loss incurred in connection with the August Transactions in 2004 and $1.7 million impairment charges in 2003.

Interest. Interest expense, net, increased to $102.5 million in 2005 from $38.8 million 2004. The increase is attributable to additional indebtedness as a result of the August Transactions, $250.0 million senior floating rate notes issued by US Oncology Holdings in March, 2005 and, to a lesser extent, increasing interest rates during the year related to our variable rate debt. In 2004, interest expense increased to $38.8 million from $19.5 million in 2003 due to additional debt incurred in connection with the August Transactions.

Income taxes. Our effective tax rate was 42.0% for 2005 and 43.7% for 2004. The decrease in the effective tax rate is attributable to non-deductible costs incurred in 2004 in connection with the August Transactions. In 2003, our effective tax rate was 38.5%. The increase in the effective tax rate in 2004 and 2005 over 2003, results from the relationship between non-deductible costs and pre-tax income. Pre-tax income decreased significantly in 2004 and 2005 (due to increased interest expense), which results in a higher effective tax rate.

Segment Information. The table below presents information about reported segments for the year ended December 31, 2005, the combined twelve-month period ended December 31, 2004 and December 31, 2003 (in thousands):

	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenue	$1,615,943	$—	$—	$—	$1,615,943
Service revenue	566,566	292,472	43,579	—	902,617

Total revenue	2,182,509	292,472	43,579	—	2,518,560
Operating expenses	(1,975,966)	(228,463)	(47,478)	(114,688)	(2,366,595)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)

Income (loss) from operations	206,543	64,009	(3,899)	(129,195)	137,458
Minority interests	(545)	(723)	—	(735)	(2,003)
Add back: Depreciation and amortization	1,390	39,788	1,409	42,331	84,918
Amortization of stock compensation	—	—	—	3,883	3,883

EBITDA	$207,388	$103,074	$(2,490)	$(83,716)	$224,256

	Combined Twelve-Month Ended December 31, 2004
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenue	$1,391,838	$—	$—	$—	$1,391,838
Service revenue	564,591	252,855	50,563	—	868,009

Total revenue	1,956,429	252,855	50,563	—	2,259,847
Operating expenses	(1,719,108)	(201,312)	(46,776)	(114,799)	(2,081,995)
Merger related charges	—	—	—	(17,955)	(17,955)

Income (loss) from operations	237,321	51,543	3,787	(132,754)	159,897
Minority interests	—	—	—	(86)	(86)
Loss on early extinguishment of debt	—	—	—	(38,272)	(38,272)
Add back: Depreciation and amortization	76	34,317	1,005	42,525	77,923
Amortization of stock compensation	—	—	—	4,056	4,056

EBITDA	$237,397	$85,860	$4,792	$(124,531)	$203,518

	Year Ended December 31, 2003
	Medical Oncology Services	Cancer Center Services	Other	Corporate Costs	Total
Product revenue	$1,204,673	$—	$—	$—	$1,204,673
Service revenue	479,181	224,136	57,735	—	761,052

Total revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,215)	(182,894)	(50,259)	(114,757)	(1,831,125)

Income (loss) from operations	200,639	41,242	7,476	(114,757)	134,600
Minority interests	—	—	—	(159)	(159)
Add back: Depreciation and amortization	114	29,335	981	43,648	74,078

EBITDA	$200,753	$70,577	$8,457	$(71,268)	$208,519

Earnings before Interest, Taxes, Depreciation and Amortization

EBITDA for the year ended December 31, 2005 and the combined twelve-month period ended December 31, 2004, and the year ended December 31, 2003, was $224.3 million, $203.5 million, and $208.5 million, respectively. The following table reconciles net income as shown in our Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in our Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2003
Net income	$19,089	$48,070	$70,656
Interest expense, net and other income	102,543	36,175	19,508
Income taxes	13,823	37,294	44,277
Depreciation and amortization	84,918	77,923	74,078
Amortization of stock compensation	3,883	4,056	—

EBITDA	224,256	203,518	208,519
Compensation expense under long-term incentive plan	14,507	—	—
Merger-related charges	—	17,955	—
Impairment, restructuring and other charges, net	—	—	1,652
Loss on early extinguishment of debt	—	38,272	—
Changes in assets and liabilities	(18,650)	14,785	52,430
Minority interest expense	2,003	86	159
Deferred income taxes	8,164	22,247	32,299
Interest expense, net and other income	(102,543)	(36,175)	(19,508)
Income tax expense	(13,823)	(37,294)	(44,277)

Net cash provided by operating activities	$113,914	$223,394	$231,274

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected data from our Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2003
Net cash provided by operating activities	$113,914	$223,394	$231,274
Net cash used in investing activities	(90,234)	(1,246,179)	(87,617)
Net cash provided by (used in) financing activities	(18,242)	1,018,671	(94,172)

Net increase (decrease) in cash and equivalents	5,438	(4,114)	49,485
Cash and equivalents, beginning of period	120,400	124,514	75,029

Cash and equivalents, end of period	$125,838	$120,400	$124,514

As of December 31, 2005, our net working capital amounted to $215.0 million, including cash and cash equivalents of $125.8 million. We had current liabilities of $474.6 million, including $10.4 million in current maturities of long-term debt. We also have $1,230.9 million of long-term indebtedness. During the year ended December 31, 2005, we generated $113.9 million in operating cash flow, and used $90.2 million and $18.2 million, respectively, for investing and financing activities. As of March 1, 2006, we had cash and cash equivalents of approximately $58.6 million.

Cash Flows from Operating Activities

During the year ended December 31, 2005, we generated $113.9 million in cash flows from operating activities as compared to $223.4 million in the comparable year. The decrease in operating cash flow is due primarily to interest expense, which increased $63.8 million reflecting debt incurred in the Merger Transactions, the $250.0 million notes issued in March, 2005 and, to a lesser extent, increasing rates on our variable rate borrowings. The decrease in operating cash flow also reflects lower EBITDA in 2005, a $14.5 million long-term compensation expense incurred during the year, and operating and one-time start-up expenses of approximately $6.0 million for the year ended December 31, 2005.

During the combined twelve-month period ended December 31, 2004, we provided $223.4 million in cash flows from operating activities, which is substantially similar to the $231.3 million provided in 2003. Cash flow from operating activities in 2004 was favorably affected by continued improvement in our days sales outstanding and the fact that tax payments for 2004 were nominal due to the impact of certain expenses and fees incurred as a result of the August Transactions.

Cash Flows from Investing Activities

During the year ended December 31, 2005, we used $90.2 million for investing activities. The investments consisted primarily of $84.2 million in capital expenditures, including $52.4 million relating to the development and construction of cancer centers. Also, during the year ended December 31, 2005 capital expenditures for our distribution initiative amounted to $12.1 million and maintenance capital expenditures were $19.7 million.

During the twelve months ended December 31, 2004, we used $1,246.2 million for investing activities. The use of cash during this period includes $1,173.0 million to purchase common stock and outstanding options of US Oncology in connection with the August Transactions. Capital expenditures during the twelve months ended December 31, 2004 were $80.4 million, including $59.5 million relating to the development and construction of cancer centers and $20.9 million for maintenance capital expenditures.

Cash Flows from Financing Activities

During the year ended December 31, 2005, we used $18.2 million in cash primarily for repayments under our term loan facility and other indebtedness. Also, during the quarter ended March 31, 2005, we issued $250.0 million of Senior Floating Rate Notes, due 2015 (“Holdings Notes”) and used the proceeds to pay a dividend to our common and preferred shareholders. The Holdings Notes are senior unsecured obligations and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, we entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. Because US Oncology Holdings, Inc.’s principal asset is its investment in US Oncology, it depends on US Oncology to provide funds sufficient to service this indebtedness through the payment of dividends.

We finance the payment of interest on the Holdings Notes through receipt of periodic dividends from US Oncology to US Oncology Holdings, Inc. During the period that the interest rate has been fixed, annual interest expense will amount to approximately $23.5 million and may be more or less than that amount thereafter. The terms of our senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to us, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide us with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $83.3 million as of December 31, 2005.

During the twelve months ended December 31, 2004, we provided $1,018.7 million in cash from financing activities. The cash flow provided by financing activities during this period relates primarily to proceeds from equity issued and indebtedness incurred in connection with the August Transactions, net of amounts used to repay existing obligations.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Investment in inventory for our pharmacy distribution initiative.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and acquisitions.

•	Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

For all of 2006, we anticipate spending $100 to $110 million for the development of cancer centers, purchase of clinical equipment and investment in information systems. In addition, the Company anticipates a further working capital investment related to its distribution initiative of approximately $70 to $80 million, primarily in receivables, pharmaceutical inventory to adequately stock and operate the distribution warehouse, and acceleration of payables to take advantage of prompt payment discounts offered by pharmaceutical manufacturers. Our working capital investment initially began during the third quarter of 2005 and is expected to grow to an optimized level by the end of the first quarter of 2006. We expect such additional investment to be an ongoing working capital requirement, subject to the identification and implementation of working capital improvement opportunities, after reaching full operating levels.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans and our new distribution initiatives could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

Indebtedness

We have a significant amount of indebtedness. On December 31, 2005, we had aggregate indebtedness of approximately $1,241.2 million, including current maturities of $10.4 million.

In connection with the August Transactions, we entered into our senior secured credit facility and issued $575.0 million in unsecured notes.

At inception, the senior secured credit facility provided for senior secured financing of up to $560.0 million, consisting of a $160.0 million revolving credit facility and a $400.0 million term loan facility. The revolving credit facility includes a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At December 31, 2005 and 2004, no amounts had been borrowed under the revolving credit facility. At March 1, 2006, $77.6 million was available for borrowing as the availability had been reduced by borrowings amounting to $60.0 million and outstanding letters of credit amounting to $22.4 million. The term loan facility has a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. The amount outstanding under the term loan was $380.1 million as of December 31, 2005. No additional amounts may be borrowed under the term loan facility.

The unsecured notes consist of $300.0 million in aggregate principal amount of the 9% senior notes due 2012 and $275.0 million in aggregate principal amount of the 10.75% senior subordinated notes due 2014. The sale of the unsecured notes was exempt from registration under the Securities Act. The initial purchasers subsequently resold their notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act.

During the quarter ended March 31, 2005, Holdings, whose principal asset is its investment in US Oncology, issued $250.0 million of senior floating rate notes, due 2015. These notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate on the notes at 9.4% for a two-year period of two years ending March 15, 2007. In September 2005, Holdings paid $11.0 million to holders of the notes and its swap counterparty to service its indebtedness. Cash for these payments was provided by US Oncology, Inc. in the form of a dividend paid to Holdings.

Borrowings under the revolving credit facility, and term loans bear interest at a rate equal to a rate based on the prime rate or the London Interbank Offered Rate, based on a defined formula. The revolving credit facility, the term loans and the unsecured notes contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness prohibitions on the payment of dividends and other customary restrictions. Events of default under the revolving credit facility, the term loans and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the revolving credit facility and the term loans.

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. At December 31, 2005, our minimum interest coverage ratio was 2.00:1 and our maximum leverage ratio was 5.95:1. On June 30, 2006, the ratios begin to become more restrictive and, at maturity in 2011, both will be 3:00:1. After the financial results are finalized for the year ended December 31, 2005, and each year thereafter, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as computed in our statement of cash flows, less capital expenditures, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. No such payment is required for the year ended December 31, 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. In March 2005, we amended our senior secured credit facility to permit the issuance of the Holdings Notes and to use the proceeds to pay a dividend to the stockholders of Holdings.

We are currently in compliance with covenants under the revolving credit facility, term loans and unsecured notes with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets. Our financing arrangements are described in more detail in Note 8 to our Consolidated Financial Statements included in this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations relating to of our indebtedness, capital leases, noncancelable leases and outstanding purchase obligations at December 31, 2005. Our contractual obligations related to the indebtedness of US Oncology and US Oncology Holdings include both scheduled principal repayments and interest that will accrue on the outstanding principal balance. We have estimated interest obligations on variable rate indebtedness, unless hedged through the use of an interest rate swap, using the base rate in effect as of December 31, 2005, plus the spread paid over that base rate on the related indebtedness. In most circumstances, our variable rate indebtedness bears interest based upon a spread over the six month LIBOR which was 4.68% as of December 31, 2005.

Obligations	2006	2007	2008	2009	2010	Thereafter
	(dollars in thousands)
US Oncology debt payments due	$94,368	$89,937	$87,954	$87,590	$87,310	$1,107,969
Holdings debt payments due	23,500	24,549	24,825	24,825	24,825	354,472
Capital lease payments due	1,107	1,134	1,162	1,192	1,221	21,067
Noncancelable operating leases	65,485	56,587	48,052	40,244	32,926	165,344

Purchase obligations consist of outstanding amounts on purchase orders issued for capital improvements and fixed asset purchases. We do not aggregate purchase orders for purchases other than capital improvements and fixed assets, because the period of time between the incurrence of the expense and the receipt of the supplier invoice is deemed immaterial. We impose preauthorized limits of authority for expenditures.

We are obligated to pay $7.8 million under pending construction contracts, which we would expect to pay during 2006, depending on the progress of the construction projects. For a further discussion of our commitments and contingencies, see Note 11 in this Annual Report.

Off-Balance Sheet Arrangements and Leases

We have entered into no off-balance sheet arrangements, other than noncancelable operating lease commitments entered into in the normal course of business. We lease office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2005, total future minimum lease payments, including escalation provisions and leases with affiliated with practices are reflected in the preceding table as noncancelable operating leases.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to a variety of risks. We regularly assess these risks and have established policies and business practices, which may include the use of derivative instruments, such as interest rate swaps or other hedging arrangements, to protect against the adverse effects of these and other potential exposures. We do not enter into derivative transactions for speculative purposes.

Interest Rates

We are subject to interest rate risk on our long-term fixed and variable-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the London Interbank Offered Rate (“LIBOR”).

Our long-term fixed rate borrowings subject to interest rate risk consist of the following:

	As of December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes, due 2012	$300,000	$321,000	$300,000	$335,250
10.75% Senior Subordinated Notes, due 2014	275,000	305,250	275,000	318,313

In general, quoted market prices are available for the fixed rate borrowings summarized above and, when available, we believe quoted market prices are the best measure of fair value. Absent the availability of quoted market prices, the fair values for long-term fixed rate debt are computed based on the present value of future cash flows as impacted by the changes in the market rates for similar instruments. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2005 or 2004, as applicable.

Our variable-interest rate borrowings include $250.0 million floating rate notes issued by Holdings, $380.1 million term borrowings under our Senior Secured Credit Facility and, potentially, any future borrowings under the revolving credit facility. At December 31, 2005, we had no outstanding borrowings under our revolving credit facility. As discussed below, we may occasionally use interest rate swaps to manage our exposure to variable interest rates. Our variable-interest rate exposure related to the floating rate notes issued by Holdings has been hedged by an interest rate swap agreement through March 15, 2007.

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable-interest rate borrowings. To perform this sensitivity analysis, we assess the impact of hypothetical changes in interest rates on variable-interest rate instruments excluding instruments whose variable rate exposure has been hedged by an interest rate swap agreement. A one percent increase or decrease in the market interest rates, with all other variables held constant, would result in a corresponding increase or decrease in our annual interest expense of approximately $3.8 million.

The carrying value of current maturities of indebtedness of $10.4 million at December 31, 2005 and $10.1 million at December 31, 2004 approximates the fair value.

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with creditworthy commercial financial institutions and believe that the risk of counterparty nonperformance is inconsequential.

During the year ended December 31, 2005, Holdings issued $250.0 million of senior floating rate notes, due 2015. The notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years. The swap agreement was designated as a cash flow hedge against the variability of future interest payments and qualified for the shortcut method of accounting. At December 31, 2005, the interest rate swap had a fair market value of approximately $1.5 million in favor of Holdings. As the interest rate swap was designated as a cash flow hedge, the unrealized gain, net of deferred income taxes, was recognized by Holdings as accumulated other comprehensive income in the Consolidated Statement of Stockholders’ Equity and has been excluded from the determination of Holding’s net income.

We were not obligated under any interest rate swap agreements during the year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheet as of December 31, 2005 and 2004	65

Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003	66

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003	67

Consolidated Statement of Cash Flows for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003	69

Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of US Oncology Holdings, Inc. and its subsidiaries (the “Successor”) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from August 21, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of US Oncology Holdings, Inc. and its subsidiaries (the “Predecessor”) for the period from January 1, 2004 through August 20, 2004 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

July 26, 2005

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$125,838	$120,400
Accounts receivable	347,224	308,561
Other receivables	84,654	95,487
Prepaid expenses and other current assets	22,531	16,556
Inventories	47,679	5,080
Deferred income taxes	5,630	10,736
Due from affiliates	55,996	53,864

Total current assets	689,552	610,684
Property and equipment, net	412,334	383,141
Service agreements, net	242,687	255,680
Goodwill	716,732	730,278
Other assets	57,669	52,015

	$2,118,974	$2,031,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,359	$10,063
Accounts payable	237,963	181,136
Due to affiliates	122,385	112,221
Accrued compensation cost	33,772	31,322
Accrued interest payable	31,792	25,315
Income taxes payable	7,388	23,297
Other accrued liabilities	30,938	40,753

Total current liabilities	474,597	424,107

Deferred revenue	6,971	6,692
Deferred income taxes	28,459	28,980
Long-term indebtedness	1,230,871	978,937
Other long-term liabilities	7,894	176

Total liabilities	1,748,792	1,438,892

Commitments and contingencies (Note 11)
Minority interests	13,069	10,583
Preferred stock, 15,000 shares authorized, 13,939 and 13,913 shares issued and outstanding, respectively	292,716	469,838
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized, 119,546 and 118,974 shares issued and outstanding, respectively	120	119
Additional paid-in-capital	61,990	108,176
Deferred compensation	(3,536)	(6,794)
Accumulated other comprehensive income, net of tax	912	—
Retained earnings	4,911	10,984

Total stockholders’ equity	64,397	112,485

	$2,118,974	$2,031,798

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Product revenue	$1,615,943	$490,222	$901,616	$1,204,673
Service revenue	902,617	343,771	524,238	761,052

Total revenue	2,518,560	833,993	1,425,854	1,965,725
Cost of products	1,545,588	460,946	839,774	1,113,780
Cost of services:
Operating compensation and benefits	418,102	143,142	244,168	354,771
Other operating costs	245,630	100,987	144,220	218,402
Depreciation and amortization	67,414	21,096	37,375	51,926

Total cost of services	731,146	265,225	425,763	625,099
Total cost of products and services	2,276,734	726,171	1,265,537	1,738,879
General and administrative expense	72,357	30,159	40,676	68,442
Compensation expense under long-term incentive plan	14,507	—	—	—
Impairment, restructuring and other charges, net	—	—	—	1,652
Merger-related charges	—	8,330	9,625	—
Depreciation and amortization	17,504	6,254	13,198	22,152

	2,381,102	770,914	1,329,036	1,831,125
Income from operations	137,458	63,079	96,818	134,600
Other income (expense):
Interest expense, net	(102,543)	(27,842)	(10,931)	(19,508)
Minority interests	(2,003)	(106)	20	(159)
Loss on early extinguishment of debt	—	—	(38,272)	—
Other income	—	1,976	622	—

Income before income taxes	32,912	37,107	48,257	114,933
Income tax provision	(13,823)	(15,355)	(21,939)	(44,277)

Net income	$19,089	$21,752	$26,318	$70,656

Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	912	—	—	—

Comprehensive income	$20,001	$21,752	$26,318	$70,656

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Common Stock to Be Issued	Treasury Stock at, Cost	Retained Earnings	Total
Predecessor:
Balance at December 31, 2002	95,301	953	479,073	33,644	(49,302)	114,172	578,540
Disaffiliation transaction value of common stock to be issued	—	—	(1,869)	(4,050)	4,326	—	(1,593)
Delivery from treasury of common stock to be issued	—	—	(912)	(8,448)	9,360	—	—
Exercise of options to purchase common stock	—	—	(7,367)	—	20,761	—	13,394
Tax benefit from exercise of non-qualified stock options	—	—	3,378	—	—	—	3,378
Issuance of common stock options to affiliates and employees	—	—	1,497	—	—	—	1,497
Purchase of treasury stock	—	—	—	—	(87,512)	—	(87,512)
Net income	—	—	—	—	—	70,656	70,656

Balance at December 31, 2003	95,301	953	473,800	21,146	(102,367)	184,828	578,360
Delivery from treasury of common stock to be issued	—	—	905	(7,699)	6,795	—	1
Disaffiliation transactions - value of shares to be issued	—	—	(333)	(4,356)	4,436	—	(253)
Exercise of options to purchase common stock	—	—	32	—	18,694	—	18,726
Tax benefit from exercise of non-qualified stock options	—	—	3,263	—	—	—	3,263
Issuance of common stock options to affiliates	—	—	565	—	—	—	565
Purchase of treasury stock	—	—	—	—	(4,247)	—	(4,247)
Net income for the period January 1, through August 20, 2004	—	—	—	—	—	26,318	26,318

Balance at Merger Date, August 20, 2004	95,301	$953	$478,232	$9,091	$(76,689)	$211,146	$622,733

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, continued

(in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total
Successor:
Capitalization of Successor company at August 21, 2004	91,784	$92	$91,692	$—	$—	$—	$91,784
Private equity offering proceeds	5,610	6	5,655	—	—	—	5,661
Restricted stock award issuances, net of forfeitures	21,580	21	10,829	(10,850)	—	—	—
Amortization of deferred compensation	—	—	—	4,056	—	—	4,056
Accretion of preferred stock dividends	—	—	—	—	—	(10,768)	(10,768)
Net income for the period August 21 through December 31, 2004	—	—	—	—	—	21,752	21,752

Balance at December 31, 2004	118,974	119	108,176	(6,794)	—	10,984	112,485
Private equity offering proceeds	177	—	176	—	—	—	176
Restricted stock award issuances	390	—	625	(625)	—	—	—
Amortization of deferred compensation	—	—	—	3,883	—	—	3,883
Exercise of options to purchase common stock	5	1	4	—	—	—	5
Dividend declared	—	—	(46,991)	—	—	(2,994)	(49,985)
Accretion of preferred stock dividends	—	—	—	—	—	(22,168)	(22,168)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	912	—	912
Net income	—	—	—	—	—	19,089	19,089

Balance at December 31, 2005	119,546	$120	$61,990	$(3,536)	$912	$4,911	$64,397

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$19,089	$21,752	$26,318	$70,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	91,870	27,350	50,573	74,078
Impairment, restructuring and other charges, net	—	—	—	652
Deferred income taxes	8,164	14,876	7,371	32,299
Non-cash compensation expense	3,883	4,056	65	—
Non-cash items	—	—	(105)	—
Minority interest expense	2,003	106	(20)	159
Loss on early extinguishment of debt, net	—	—	38,272	—
Tax benefit from exercise of non-qualified stock options	—	—	—	3,378
(Increase) Decrease in:
Accounts and other receivables	(30,183)	38,453	(39,151)	(22,947)
Prepaid expenses and other current assets	(5,975)	(18,655)	(28,352)	4,725
Inventories	(42,599)	8,122	(5,721)	23,890
Other assets	(641)	(7,317)	(396)	—
Increase (Decrease) in:
Accounts payable	57,060	(15,027)	35,525	(2,381)
Due from/to affiliates	11,471	14,355	23,578	35,128
Income taxes receivable/payable	4,035	(10,515)	14,003	(631)
Other accrued liabilities	(4,263)	14,189	9,689	12,268

Net cash provided by operating activities	113,914	91,745	131,649	231,274
Cash flows from investing activities:
Acquisition of property and equipment	(84,200)	(30,013)	(50,339)	(89,198)
Net payments in affiliation transactions	(8,741)	—	—	—
Net proceeds from sale of assets	—	—	—	1,581
Proceeds from sale of real estate interests in joint venture	900	—	—	—
Proceeds from contract separations	1,807	7,129	—	—
Purchase of common stock and outstanding options in connection with business acquisition	—	(1,172,956)	—	—

Net cash used in investing activities	(90,234)	(1,195,840)	(50,339)	(87,617)

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - continued

(in thousands)

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Cash flows from financing activities:
Proceeds from Senior Floating Rate Notes	250,000	—	—	—
Proceeds from other indebtedness	13,574	—	—	—
Payment of dividends on preferred stock	(200,015)	—	—	—
Payment of dividends on common stock	(49,985)	—	—	—
Repayment of term loan	(17,912)	—	—	—
Debt financing costs	(7,953)	(50,045)	—	—
Issuance of stock	901	347,840	—	—
Proceeds from Credit Facility	—	400,000	—	—
Proceeds from Senior Subordinated Notes	—	575,000	—	—
Repayment of other indebtedness	(6,528)	(5,957)	(10,336)	(18,987)
Repayment of Senior Subordinated Notes	—	(172,000)	—	—
Repayment of Credit Facility	—	(68,277)	—	—
Purchase of Treasury Stock	—	—	(4,247)	(87,512)
Net payments in lieu of stock issuance upon contract separations	—	(12,033)	—	(1,067)
Distributions to minority shareholders	(1,743)	—	—	—
Contributions from minority shareholders	1,414	—	—	—
Proceeds from exercise of stock options	5	—	18,726	13,394

Net cash provided by (used in) financing activities	(18,242)	1,014,528	4,143	(94,172)
Increase (decrease) in cash and equivalents	5,438	(89,567)	85,453	49,485
Cash and equivalents:
Beginning of period	120,400	209,967	124,514	75,029

End of period	$125,838	$120,400	$209,967	$124,514

Interest paid	$91,004	$3,053	$19,303	$20,083
Taxes paid (refunded)	875	(9,214)	667	2,253

Non-cash investing and financing transactions:
Assets capitalized under capital leases	13,425	—	—	—
Accretion of dividends on preferred stock	22,168	10,768	—	—
Delivery of common stock in affiliation transactions	—	—	1,278	9,360
Forfeitures of debt from contract separation	—	—	—	257
Forfeitures of common stock to be issued from contract separation	—	—	—	1,593

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS

US Oncology Holdings was formed in March 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide comprehensive services to a network of affiliated practices, made up of 994 affiliated physicians in 494 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. The Company purchases and manages specialty oncology pharmaceuticals for its affiliated practices. Under its comprehensive services arrangements, the Company also acts as the exclusive manager and administrator of all day-to-day non-medical business functions connected with its affiliated practices. As such, the Company is responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems, and capital allocation to facilitate growth in practice operations. Annually, the Company is responsible for purchasing, delivering and managing approximately $1.5 billion of pharmaceuticals through a network of 48 licensed pharmacies, 159 pharmacists and 319 pharmacy technicians.

•	Cancer Center Services. The Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of December 31, 2005, the Company has developed and operates 84 integrated community-based cancer centers. It also has installed and manages 30 Positron Emission Tomography (“PET”) systems including 8 PET/CT systems.

•	Cancer Research Services. The Company facilitates a broad range of cancer research and drug development activities through its network. It contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. It currently supervises 75 clinical trials, supported by its network of approximately 529 participating physicians in more than 190 research locations. During 2005, the Company enrolled 3,363 new patients in research studies.

The Company provides these services through two business models: the comprehensive services model, under which it provides all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the Company to purchase the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of the Company’s revenues, 88.6% during 2005, are derived under the comprehensive services model.

NOTE 2—MERGER AND RELATED TRANSACTIONS

In March, 2004, Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. was to merge with and into US Oncology, with US Oncology continuing as the surviving corporation.

On August 20, 2004, the merger transaction was consummated and US Oncology became a wholly owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. In the transaction, all of the former stockholders of US Oncology (other than Welsh, Carson, Anderson & Stowe IX, L.P., (“WCAS”), its affiliates, and certain members of management and continuing shareholders) received $15.05 per share in cash for common stock of US Oncology. Holders of stock options issued by US Oncology received cash equal to (i) $15.05 minus the exercise price of the option multiplied by (ii) the number of shares subject to the options. Physicians who were entitled to receive shares of common stock at future dates as part of the consideration for affiliating with US Oncology received $15.05 per share of such stock, in cash, at the time of the merger. After the merger, US Oncology’s common stock was delisted from the NASDAQ Stock Market and US Oncology became a privately-held company. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funds necessary to consummate the August Transactions were approximately $1,570.5 million, including approximately $1,185.0 million to pay the then current stockholders, option holders and holders of outstanding rights to receive shares of US Oncology’s common stock pursuant to delayed share delivery agreements and all amounts due under the merger agreement, approximately $281.1 million to repay existing indebtedness and approximately $104.4 million to pay related fees of approximately $50.1 million and expenses of approximately $54.3 million. Prior to the merger, 14,307,501 shares of US Oncology’s common stock then owned by WCAS and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of common and preferred participating stock in Holdings. Upon consummation of the Merger, those shares were cancelled without payment of any merger consideration.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by WCAS and its related equity investors of $302.4 million, which funds were contributed to US Oncology;

•	the borrowing by US Oncology of $400.0 million in term loans under a new senior secured credit facility;

•	$245.0 million of cash on hand at the closing date; and

•	the issuance by US Oncology of $300.0 million aggregate principal amount of senior notes and $275.0 million aggregate principal amount of senior subordinated notes.

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

The following table summarizes the purchase price of the August Transactions (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,122.9)

Excess purchase price (goodwill)	$716.7

In accordance with the provision of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill is recorded.

Subsequent to the initial capitalization of the Company, additional capital contributions of $39.8 million were received. The contributions represent the proceeds from private equity offerings to certain affiliated physicians and employees ($33.0 million) and to certain members of management ($6.8 million).

In connection with the August Transactions the Company incurred merger-related charges of $56.2 million. This amount includes loss on early extinguishment of debt of $38.3 million and merger-related expenses of $17.9 million. Included in merger-related charges are legal costs of $3.8 million, advisory fees of $6.0 million and other fees and expenses of $8.1 million. Merger-related charges, including early extinguishment of debt, amounted to $47.9 million for the predecessor period compared to $8.3 million for the successor period.

In March, 2005, Holdings, whose principal asset is its investment in US Oncology, issued $250.0 million of senior floating rate notes, due 2015. The outstanding notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years. Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service the debt provisions through the payment of dividends to Holdings.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the offering of the outstanding notes were used to pay a special dividend of $250.0 million to stockholders of Holdings. The payment of the special dividend triggered a payment obligation of $14.5 million under Holdings’ long-term incentive plan, and Holdings incurred and capitalized $7.2 million in debt issuance costs related to the offering. These amounts were financed with a dividend from US Oncology to Holdings.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meet the requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not have an equity ownership interest in any of the practices managed under any service agreement. Furthermore, the Company’s service agreements specifically do not give the Company “control” as described in EITF No. 97-2, “ Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” which would be required for the Company to consolidate the managed practices based upon such service agreements. We record minority interest associated with consolidated subsidiaries that are less than 100% owned.

Basis of presentation

The Company’s results of operations prior to the Merger are presented separately in the financial statements as “Predecessor” financial statements, while the results of operations following the Merger are presented as “Successor” financial statements.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not materially affect the Company’s financial condition, net income or cash flows.

Use of estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.

Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates. Among the factors that may be considered by management in these processes are: choosing a particular accounting principle from a range of accounting policies permitted by GAAP, expected rates of business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in the selection of estimates which could be viewed as conservative or aggressive—based upon the quantity, quality and risks relating to the estimate, possible variability that might be expected in the actual outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

The Company derives revenue primarily in four areas:

•	Comprehensive service revenues. Under the comprehensive services model, the Company recognizes revenues from amounts it bills and collects on behalf of affiliated practices, which are reduced by the amounts retained by those practices under its contracts. Service fee revenue for comprehensive services is recorded when services are rendered based on established or negotiated rates, net of contractual adjustments and allowances for doubtful accounts and amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line revenues. Under the Company’s service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services provided by the Company.

•	GPO and Data revenues. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for its affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects and compiles.

•	Research revenues. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

Comprehensive Service Revenues

For both product and service revenues under the comprehensive service model, the Company recognizes revenue when the fees are earned and are deemed realizable based upon the contractual amount of such fees. Product revenues are recognized as drugs are dispensed by affiliated physician practices. Service fee revenues are recognized when the fees are deemed determinable and realizable, which is typically as these services are provided. Service revenue is based upon established or negotiated rates, net of contractual adjustments, allowances for doubtful accounts and amounts to be retained by affiliated practices.

On a monthly basis, under comprehensive service arrangements, fees are paid to the Company and adjustments are made to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Historically, the effect of these adjustments has not been material. Such reconciliation would also occur upon termination of a contract.

Under the comprehensive services model, the revenue recognized includes specific reimbursements related to practice operations and an additional fee based upon practice performance. In recognizing revenue, the Company takes into consideration the priority of payments relating to amounts retained by practices. The Company does not recognize revenue to the extent funds are unavailable to pay such fees as a result of such priority of payments.

Approximately 82.8% of the Company’s 2005 revenue was derived from practices under earnings model service agreements. Under this model, the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, interest, and salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. The non-expense reimbursement related portion of the service fee is a percentage, ranging from 15% to 30%, of the earnings before income taxes of the affiliated practice. The earnings of an affiliated practice are determined by subtracting the direct expenses from the revenues earned by the affiliated practice for providing medical services.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 5.8% of the Company’s 2005 revenue was derived from practices managed under agreements in which its fee was calculated under the net revenue model. Under the net revenue model service agreements, affiliated practices are permitted to retain a specified amount, typically 23% of the practice’s net revenue, for payment of physician salaries. Payment of such salaries is given priority over payment of the Company’s service fee. To the extent available, the Company receives a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The net revenue model does not appropriately align the Company’s and affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, the Company has sought to convert net revenue model practices to the earnings model since 2001 and does not enter into new affiliations under the net revenue model.

A portion of the Company’s revenue under its comprehensive service arrangements and its revenue with affiliated practices is derived from sales of pharmaceutical products and are reported as product revenues. The Company’s remaining revenues under its comprehensive service arrangements and its revenues from GPO fees, data fees and research fees are reported as service revenues. Physician practices that enter into comprehensive service agreements with the Company receive a broad range of services and pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for separately under the guidance in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

In a minority of the Company’s comprehensive services arrangements, if the affiliated practice were to incur losses prior to the payment of any physician compensation during a quarter, the Company would be required to bear a portion of those losses up to the amount of the performance-based portion of the fee recognized in previous quarters during the year. This reduction would be reported as a reduction in fees from that practice in the quarter during which such losses were incurred. Historically, no practice has incurred losses resulting in such a reduction.

Service Line Revenues

Under its service line arrangements for medical oncology services, the Company recognizes revenue as drugs are accepted and dispensed by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded in product revenues and the related costs are included in cost of products. The Company recognizes revenue for admixture services as those services are performed.

GPO and Data Revenues

The Company receives group purchasing organization (“GPO”) fees for providing services to pharmaceutical manufacturers and other suppliers. The Company recognizes revenue for GPO fees as it performs the services and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to the Company for identifiable services provided to the drug supplier rather than in respect of drug purchases. The Company provides the supplier with, among other things, (i) data relating to, and analysis of, pharmaceutical use by affiliated practices, (ii) access to electronic order entry software from its pharmacy locations and physician practice sites, (iii) contract management services and (iv) other informational services. GPO fees are accounted for in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research Revenues

Research revenue is derived from services provided to pharmaceutical companies and other trial sponsors and includes the initial activity to begin the research trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. On occasion, the Company receives an upfront fee related for administrative services necessary to perform the research trial. The amounts are deferred and recognized over the duration of the trial as research services are rendered.

Product Revenues

Product revenues consist of sales of pharmaceuticals to practices in connection with comprehensive service agreements or under the Company’s service line model. Under all its arrangements with affiliated practices, the Company furnishes the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the Company’s distributor to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and suppliers and distributors of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and determined that, in all cases, it acts as a principal within the meaning of EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals as revenue because the Company (i) has separate contractual relationships with affiliated practices and with suppliers and distributors of pharmaceuticals products under which it is the primary obligor, and has discretion to select those suppliers (ii) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (iii) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (iv) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (v) bears credit risk for the amounts due from affiliated practices.

Because the Company acts as principal, revenues are recognized as the cost of the pharmaceutical product (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus an additional amount. Under the service line model, this additional amount is the actual amount charged to practices as such services are directly related to and not separable from the delivery of the products. Under the comprehensive services model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that presents fair value of product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceuticals under its service line model. The Company provides the same services related to delivery and management of pharmaceutical products under its comprehensive service agreements as under its service line model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

Service Revenues

Under the Company’s comprehensive services arrangements, service fees are recognized and paid on a monthly basis pursuant to contractual terms. The Company’s fees are calculated based upon (i) reimbursement of costs incurred by the Company on the affiliated practice’s behalf in accordance with the contract terms plus (ii) an additional amount based on performance of the practice that is generally a percentage of earnings before income taxes and physician compensation of the practice for the month. Certain expenses and other allowances included in the calculation of fees are based upon estimates made by the Company. The Company may make certain changes in these estimates in subsequent periods to reflect subsequent events or circumstances. Historically, these changes in estimates have been insignificant. Upon termination of an agreement, fees recognized through the date of termination would not be refundable by the Company, other than a result of such insignificant adjustments as of the date of termination.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Revenue

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payors. For the years ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003, the affiliated practices derived approximately 39.0%, 41.3%, 41.6% and 41.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.1%, 3.3%, 3.5% and 3.1%, respectively, relates to Medicare managed care programs) and approximately 2.9%, 2.6%, 2.5%, and 3.0%, respectively of their net patient revenue from services provided under state Medicaid programs. In the years ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003, capitation revenues were less than 1% of total net patient revenue. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payor mix could materially and adversely affect the Company’s revenues.

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. Conversion to ASP-based reimbursement from AWP reduced Medicare reimbursement for pharmaceuticals approximately 15%, effective January 1, 2005. ASP-based reimbursement is adjusted quarterly. As a result of these quarterly adjustments, the Company experienced a further decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005. Because a majority of the Company’s revenues are derived from the earnings of affiliated practices, this change negatively affected the Company’s financial performance.

The Company’s only service agreement that represents more than 10% of revenue is with Texas Oncology, P.A. (“TOPA”). TOPA accounted for approximately 25%, of revenue for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and December 31, 2003, respectively. Set forth below is selected, unaudited financial and statistical information for TOPA (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Net patient revenues	$822,732	$268,832	$458,522	$623,910
Service fees paid to the Company:
Reimbursement of expenses	552,019	179,961	311,959	420,294
Earnings component	85,924	28,345	46,797	65,243

Net operating revenue	637,943	208,306	358,756	485,537

Amounts retained by TOPA	$184,789	$60,526	$99,766	$138,373

Physicians associated with TOPA at end of period	239	203	198	210
Cancer centers utilized by TOPA at end of period	35	34	34	33

The Company’s operating margin for the TOPA service agreement was 13.5%, 13.6%, 13.0%, and 13.4% for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, shipping and handling fees and other related costs. Cost of products is net of rebates earned from pharmaceutical manufacturers, if any. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebatable drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebate estimates are revised to actual, with the difference recorded to cost of products, upon billing to the manufacturer, generally 30 days subsequent to the end of the applicable quarter, based upon usage data. The effect of adjustments to estimates, resulting from the reconciliation of rebates recorded to actual amounts billed has not been material to the Company’s results of operations. Cash discounts are recognized as a reduction to cost of products when the related inventory is sold to practices.

Cost of Services

Cost of services consists principally of personnel costs, lease costs or depreciation for real estate and equipment used in providing the service and other operating costs.

Cash and Cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Accounts receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex and change frequently, and could in the future adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive services affiliated practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. For accounts receivable that we are not legally permitted to purchase (generally receivables from government payors), we lend an amount equal to the net realizable value of such receivables to the practice, secured by the applicable receivable and payable from proceeds of collecting such receivables. Whether receivables are purchased or funds are advanced in the form of a loan, such amounts appear on our balance sheet as accounts receivable. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our service fees. Typically, the impact of the adjustment on our fees is not significant.

We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payors, such as the recent changes in Medicare reimbursement.

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for approximately 42.0% of the Company’s revenue for the year ended December 31, 2005 and are considered to have minimal credit risk. No payor other than Medicare accounted for more than 10.0% of revenue for the year ended December 31, 2005 or 2004.

Accounts receivable also include amounts due from practices affiliated under the service line model which relate primarily to their purchases of pharmaceuticals.

Other receivables

Other receivables consist of amounts due from pharmaceutical manufacturers and other miscellaneous receivables. Rebates are accrued based upon internally monitored usage data and expectations of usage during the measurement period for which rebates are being accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior to invoicing manufacturers (which generally occurs 30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, the Company records market share rebates at the time it invoices the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of the billings, have not been material to the Company’s financial position or results of operations.

At December 31, 2005 and 2004, other receivables include amounts due from one manufacturer that represent 15.5% and 14.4%, respectively, of the Company’s total receivables (including accounts receivable and other receivables).

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of prepaid expenses, such as insurance, and certain other assets expected to be realized within one year.

Inventories

Inventories consist of pharmaceutical drugs and are stated at the lower of cost, using the average cost method, or market. Inventory quantities are determined from physical counts.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes—primarily to purchase pharmaceuticals. In addition, from time to time the Company advances funds to assist with the development of new markets, to support the addition of physicians, and support the development of new services. Depending on the terms of specific transactions, certain advances bear interest at a market rate, typically the prime interest rate, or at the Company’s average cost of capital. These advances are unsecured and are repaid in accordance with the terms of the agreement evidencing the advance.

Amounts due from affiliates are reviewed when events or changes in circumstances indicate their recorded amount may not be recoverable. If the review indicates that the anticipated recoverable amount is less than the carrying value, the Company’s carrying value of the asset is reduced accordingly.

Amounts payable to affiliates represent amounts to be retained by affiliated practices under comprehensive service agreements.

Property and equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of (i) three to ten years for computers and software, equipment, and furniture and fixtures, (ii) the lesser of ten years or the remaining lease term for leasehold improvements and (iii) twenty-five years for buildings. These lives reflect management’s best estimate of the respective assets’ useful lives, and subsequent changes in operating plans or technology could result in future impairment charges to these assets. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statement of Operations and Comprehensive Income.

Service agreements, net

Service agreements, net represent the value of the Company’s rights to manage practices. In connection with the August Transactions, existing service agreements were recorded at their estimated fair value based upon an independent valuation. Subsequent additions have been recorded for consideration paid by the Company for practices to enter into long-term service agreements. Consideration paid may include the assumption of certain liabilities, the estimated value of nonforfeitable commitments by the Company to issue common stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the initial terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs on a straight-line basis over the lesser of the term of each agreement or 20 years (Successor) and 25 years (Predecessor). Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the service agreement intangible. Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free-standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology, (iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory for cancer-related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

Each service agreement provides for the formation of a policy board for each practice. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice’s strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians. Each service agreement provides a mechanism to adjust the Company’s service fee, if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

Impairment of Property and Equipment and Service Agreements, net

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, property and equipment that is intended to be held and used by the Company and service agreement intangible assets are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis and, if necessary, recognizes a loss for the difference between the carrying amount and the fair value of the asset. Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests for the impairment of goodwill on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. Fair value is estimated by an independent valuation expert using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, goodwill is considered impaired.

Other assets

Other assets consist primarily of deferred debt financing costs, which are capitalized and amortized over the terms of the related debt agreements.

Income taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered, other than enactments of changes in the tax law or rates.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company accounts for stock-based compensation issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the year ended December 31, 2005 and the period from August 21, 2004 through December 31, 2004, if we had applied the fair value recognition previsions of FASB No. 123, “Accounting for Stock-Based Compensation”, the related effects would have been immaterial to our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS 123R encompasses a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. As an entity whose debt securities trade in a public market but that does not have equity securities that trade in a public market, the Company is a nonpublic entity under the definitions in SFAS 123 and SFAS 123R. For nonpublic companies, SFAS 123R is effective for annual periods beginning after December 31, 2005.

Statement 123 permitted a nonpublic entity to measure its equity awards using either a fair value method or the minimum value method. Unlike a fair value method, such as the Black-Scholes option valuation model, the minimum value method does not consider the volatility-related value of an option. The Company applied the minimum value method to options granted in connection with, and subsequent to, the August Transactions. SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense will be recognized for options awarded prior to the January 1, 2006 unless these awards are modified subsequent to the adoption of the standard. Because the Company is required to apply the prospective transition method, adoption of SFAS 123R will not have a material effect on its financial condition or results of operations.

The Company will apply the Black-Scholes method to value awards granted after January 1, 2006. Because the Company does not have publicly-traded equity, we will develop a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies. Based upon the calculated fair value of share options, compensation cost will be recognized over the period the employee is required to provide service, usually the vesting period, for the related awards.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company will apply the guidance of this SAB as it adopts SFAS 123R.

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions (See Note 8).

Comprehensive income

SFAS 130, “Reporting Comprehensive Income” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative instruments. For the year ended December 31, 2005, the Company recorded other comprehensive income, net of tax, totaling $0.9 million, related to an interest rate swap designated as a cash flow hedge. There were no items of other comprehensive income for the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), and for the year ended December 31, 2003.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and not included as part of inventory cost. Also, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of this pronouncement on its financial position and results of operations. However, as the Company functions as a distributor of inventory, rather than as a manufacturer, it does not anticipate the adoption of this standard, which primarily addresses the accounting for production-related costs, will have a material effect on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 2 Accounting for Nonmonetary Transactions”. This Statement eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect of this pronouncement but does not anticipate its adoption will have a material effect on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

NOTE 4—AFFILIATIONS AND DISAFFILIATIONS

Affiliations

During the year ended December 31, 2005, the Company paid $8.7 million for consideration in affiliation transactions involving comprehensive service agreements. No consideration was paid in the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor) or the year ended December 31, 2003.

Disaffiliations

During 2005, the Company terminated service agreements and disaffiliated with two oncology practices. The Company recognized an immaterial loss related to disaffiliations occurring in 2005.

During the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), the Company terminated service agreements and disaffiliated with three oncology practices and one service line practice. The Company recognized a gain on separation of $2.0 million as a result of these transactions, which is included in other income in the Consolidated Statement of Operations and Comprehensive Income during the period from August 21, 2004 through December 31, 2004 (Successor).

During 2003, the Company terminated service agreements and disaffiliated with one oncology practice and two radiation practices. The Company recognized no gain or loss on these transactions.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES, NET

During the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), the Company did not recognize impairment, restructuring and other charges.

During the year ended December 31, 2003, the Company recognized restructuring charges of $0.9 million relating to personnel reductions. These restructuring charges were associated with terminating certain personnel and include severance and other special termination benefits. Of these charges, $0.6 million was paid in 2003 and $0.3 million was paid in 2004. Also, during 2003, the Company recognized a charge of $0.8 million, consisting of a $1.8 million loss on the sale of a cancer center partially offset by a gain of $1.0 million, relating to lower than expected losses resulting from the bankruptcy of one of its insurance carriers.

NOTE 6—PROPERTY AND EQUIPMENT

As of December 31, 2005 and 2004, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Land	$41,736	$39,909
Buildings and leasehold improvements	222,880	188,710
Furniture and equipment	207,686	144,870
Construction in progress	30,810	29,125

	503,112	402,614
Less accumulated depreciation and amortization	(90,778)	(19,473)

	$412,334	$383,141

As discussed in Note 2, the carrying value of the Company’s property and equipment was adjusted to reflect fair market value in connection with the August Transactions, which resulted in an increase in the carrying value of $9.0 million and the elimination of accumulated depreciation at August 20, 2004. The fair value of property and equipment recorded in connection with the August Transactions was based upon an independent third-party valuation.

Amounts recorded as construction in progress at December 31, 2005 and 2004 primarily relate to construction costs incurred in the development of cancer centers and PET systems for the Company’s affiliated practices. Interest costs incurred during the construction of major capital additions, primarily cancer centers, is capitalized. Capitalized interest for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003 was $0.7 million, $0.4 million, $0.6 million and $1.0 million, respectively.

Depreciation expense for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003 was $69.6 million, $20.7 million, $40.2 million and $56.6 million, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the August Transactions were determined based on an independent valuation. The allocation of the purchase price was completed during the quarter ended September 30, 2005.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the Company’s service agreement intangible assets and goodwill from December 31, 2004 to December 31, 2005 (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2004	$255,680	$730,278
Adjustments for new basis	—	(13,546)
Practice affiliations	2,950	—
Practice disaffiliations and other, net	(996)	—
Amortization expense	(14,947)	—

Balance at December 31, 2005	$242,687	$716,732

Average of straight-line based amortization period in years, as of December 31, 2005	18	n/a

As discussed in Note 2, at the time of the August Transactions, the carrying value of these intangible assets was adjusted to fair value and the related accumulated amortization was eliminated. Accumulated amortization relating to service agreements was $19.1 million and $4.1 million at December 31, 2005 and 2004, respectively. Based upon the service agreements in place as of December 31, 2005, the Company estimates annual amortization expense will approximate $15 million per year for the next five years.

NOTE 8—INDEBTEDNESS

As of December 31, 2005 and 2004, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
US Oncology, Inc.
Senior Secured Credit Facility	$380,088	$398,000
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	6,936	12,889
Mortgage, capital lease obligations and other	26,206	111

	991,230	989,000
Less: Current maturities	(10,359)	(10,063)

	$980,871	$978,937

US Oncology Holdings, Inc.
Senior Floating Rate Notes, due 2015	250,000	—

	$1,230,871	$978,937

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
US Oncology payments due	$10,359	$6,504	$4,939	$4,943	$5,034	$959,451
Holdings payments due	—	—	—	—	—	250,000

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized below are the principal terms of the agreements that govern the Company’s outstanding indebtedness.

Senior Secured Credit Facility

At inception, the senior secured credit facility provided for senior secured financing of up to $560.0 million, consisting of:

•	a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At December 31, 2005 and 2004, no amounts had been borrowed under the revolving credit facility. At March 1, 2006, $77.6 million was available for borrowing as the availability had been reduced by borrowings amounting to $60.0 million and outstanding letters of credit amounting to $22.4 million, and

•	a $400.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. The amount outstanding under the term loan was $380.1 million as of December 31, 2005. No additional amounts may be borrowed under the term loan facility.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Based on the six-month LIBOR at December 31, 2005, borrowings under the revolving credit facility would have an effective interest rate of 6.93%. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

The alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.75% for alternate base rate term loans, (ii) 2.75% for adjusted LIBOR term loans, (iii) 1.50% for alternate base rate revolving loans and (iv) 2.50% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). In November 2005, the Company amended its credit agreement to reduce the margin over LIBOR paid on borrowings under the revolving credit facility to 2.25%. For the year ended December 31, 2005 and the period from August 21, 2004 through December 31, 2004 (Successor), the average interest rate was 6.34% and 4.74%, respectively.

On the last business day of each calendar quarter the Company is required to pay each lender a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA.

Beginning September 2004, the senior secured credit facility requires scheduled quarterly payments on the term loan each equal to $1.0 million for the first six years, with the balance paid in four equal quarterly installments thereafter.

The senior secured credit facility requires mandatory prepayments of term loans, subject to certain exceptions, in amounts equal to:

•	100% of the net cash proceeds from asset sales, except, in some cases, proceeds that are reinvested by the Company within a specified period,

•	50% of the net cash proceeds from the issuance of certain equity securities by Holdings or US Oncology,

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	100% of the net cash proceeds from the issuance of certain debt securities by Holdings or US Oncology, and

•	75% (subject to reduction based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA) of the Company’s annual excess cash flow.

Voluntary prepayments of loans under the senior secured credit facility and voluntary reductions of revolving credit commitments are permitted, in whole or in part, in minimum amounts without premium or penalty, other than customary breakage costs with respect to adjusted LIBOR loans.

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

The senior secured credit facility contains the most restrictive covenants related to the Company’s indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. After the financial results are finalized for the year ended December 31, 2005, and each year thereafter, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment is required for the year ended December 31, 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2005, the Company is in compliance with all financial covenants relate to the Senior Secured Credit Facility.

In March 2005, the Company amended its senior secured credit facility to permit the issuance of $250.0 million Senior Floating Rate Notes, due 2015 by Holdings and to use the proceeds to pay a dividend to the stockholders of Holdings.

9.0% Senior Notes and 10.75% Senior Subordinated Notes

On August 20, 2004, Oiler Acquisition Corp. sold $300.0 million in aggregate principal amount of 9% senior notes due 2012 and $275.0 million in aggregate principal amount of 10.75% Senior Subordinated Notes due 2014.

The 9.0% senior notes mature on August 15, 2012 and bear fixed interest at a rate of 9% per annum, payable semi-annually in arrears on February 15 and August 15. The senior notes are unconditionally guaranteed, jointly and severally and on an unsecured senior basis, by most of the Company’s subsidiaries. The 10.75% Senior Subordinated Notes mature on August 15, 2014 and bear interest at a fixed rate of 10.75% per annum, payable semiannually in arrears on February 15 and August 15. The senior subordinated notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by most of the Company’s subsidiaries.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On and after August 15, 2008 and 2009, the Company will be entitled at its option to redeem all or a portion of the senior notes and senior subordinated notes, respectively, at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on August 15 of the years set forth below:

	Redemption Price
Period	Senior Notes	Senior Subordinated Notes
2008	104.500%	—
2009	102.250%	105.375%
2010	100.000%	103.583%
2011	100.000%	101.792%
2012 & thereafter	100.000%	100.000%

Prior to August 15, 2007, the Company may at its option on one or more occasions with the net cash proceeds from certain equity offerings redeem the senior notes or senior subordinated notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 109.00% for the senior notes and 110.75% for the senior subordinated notes plus accrued and unpaid interest to the redemption date.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the senior notes or the senior subordinated notes. However, upon the occurrence of any change of control of the Company, each holder of senior notes or senior subordinated notes shall have the right to require the Company to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indentures governing the senior notes and senior subordinated notes contain customary events of default and affirmative and negative covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

The table below compares the carrying value of the senior notes and senior subordinated notes to their fair value based on quoted market prices.

	As of December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes, due 2012	$300,000	$321,000	$300,000	$335,250
10.75% Senior Subordinated Notes, due 2014	275,000	305,250	275,000	318,313

9.625% Senior Subordinated Notes

The Company issued senior subordinated notes on February 1, 2002 in an original aggregate principal amount of $175.0 million. Interest on these notes accrues at a fixed rate of 9.625% per annum payable semi-annually in arrears on each February 1 and August 1 to the holders of record of such notes as of each January 15 and July 15 prior to each such respective payment date.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger, the Company commenced a tender offer to acquire the outstanding 9.625% senior subordinated notes due 2012, obtain holder consent to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. Upon the consummation of the Merger, the Company acquired $172.0 million in aggregate principal amount of the Company’s existing 9.625% senior subordinated notes, representing approximately 98% of the outstanding principal amount of such notes.

Subordinated Notes

The subordinated notes were issued to physicians with whom we entered into service agreements. Substantially all of the subordinated notes outstanding at December 31, 2005 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate its service agreement with the Company.

Mortgages, Capital Lease Obligations and Other

In January 2005, the Company incurred a $13.1 million mortgage debt to finance the acquisition of real estate and construction of a cancer center. The mortgage debt bears interest at a fixed annual rate of 6.2% on $8.5 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. As of December 31, 2005, the outstanding mortgage balance was $12.6 million. The Company pays monthly installments of principal and interest and the mortgage matures in January 2015.

Leases for medical and office space, which meet the criteria for capitalization, are capitalized using effective interest rates between 8.0% and 12.0% with original lease terms up to 20 years. As of December 31, 2005 capitalized lease obligations were approximately $13.3 million and relate to cancer centers in which the Company is the sole tenant.

Holdings Senior Floating Rate Notes

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of semi-annual dividends to Holdings. During the third quarter of 2005, US Oncology paid Holdings an $11.0 million dividend to finance the semi-annual interest payment, due September 15, 2005. The terms of the Senior Secured Credit Facility, as well as the indentures governing US Oncology’s Senior Notes and Senior Subordinated Notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $83.3 million as of December 31, 2005.

The Company may redeem some or all of the Holdings Notes prior to March 15, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. During the twelve-month periods beginning on March 15, 2007 and March 15, 2008 the Company may redeem some or all of the Holdings Notes at prices equal 102% and 101%, respectively, of the principal amount plus accrued and unpaid interest. In twelve-month periods beginning on or after March 31, 2009, the Company may redeem some or all of the Holdings Notes at a price equal 100% of the principal amount plus accrued and unpaid interest.

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

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the Holdings Notes were used to pay a $250 million dividend to its common and preferred shareholders. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ Cash Incentive Plan, and Holdings also incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the second quarter of 2005.

In November, 2005, the Company completed an exchange offer for the Holdings Notes pursuant to which the $250.0 million outstanding notes were exchanged for substantially identical notes in an offering registered under Federal securities laws in accordance with the registration rights agreement related to the Holdings Notes.

Deferred Debt Financing Costs

The carrying value of deferred debt financing costs was $48.7 million and $47.7 million at December 31, 2005 and 2004, respectively. The Company recorded amortization expense related to debt financing costs of $7.0 million, $2.3 million, $1.0 million and $2.0 million for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003, respectively.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company’s use of derivative financial instruments has historically been limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company’s Consolidated Statement of Stockholders’ Equity. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

At December 31, 2005, the Company is party to an interest rate swap agreement used to convert the $250.0 floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During 2005, the Company recognized an unrealized gain of $1.5 million for this cash flow hedge which is classified as Other Assets in the Company’s Consolidated Balance Sheet and as Accumulated Other Comprehensive Income, net of tax in the Statement of Stockholders’ Equity. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness has been assumed or reflected in the Company’s Consolidated Statement of Operations.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the net gain included in accumulated other comprehensive income (in thousands):

Year Ended December 31, 2005
Balance, December 31, 2004	$—
Net gain during the year	2,429
Amounts reclassified to earnings	(923)

Unrealized gain, December 31, 2005	1,506
Deferred income taxes on unrealized gain	(594)

Balance, December 31, 2005	$912

NOTE 10—INCOME TAXES

The Company’s income tax provision consisted of the following (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Federal:
Current	$4,273	$339	$13,450	$10,789
Deferred	7,581	14,138	6,833	31,247
State:
Current	1,386	140	1,118	1,189
Deferred	583	738	538	1,052

Income tax provision	$13,823	$15,355	$21,939	$44,277

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Benefit (provision) for income taxes at U. S. statutory rates	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.9	1.9	1.9
Non-deductible expenses	3.6	1.3	1.6	1.4
Non-deductible merger costs and other	1.5	3.2	7.0	0.2

Effective tax rate	42.0%	41.4%	45.5%	38.5%

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following (in thousands):

	December 31, 2005		December 31, 2004
Deferred tax assets:
Accrued expenses	$2,272		$1,399
Allowance for bad debt	2,886		2,283
Net operating loss	596		8,422
Deferred tax liabilities:
Service agreements and other intangibles	(10,967	)(1)	(4,615	)(1)
Depreciation	(16,898	)(1)	(24,365	)(1)
Unrealized gain	(594	)(1)	—
Accrued compensation	(124)		(1,368)

Net deferred tax asset (liability)	$(22,829)		$(18,244)

(1)	These items are reported as long-term deferred income taxes on the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004.

In connection with the August Transactions, the Company has adjusted deferred income taxes to reflect changes to the differences between the book and tax basis of assets. The changes result from the allocation of the purchase price associated with the Merger to the Company’s tangible and identifiable intangible assets. The Merger did not result in a change in the tax basis of the Company’s assets.

At December 31, 2005 the Company’s deferred tax assets include state net operating loss carryforwards (expiring in 2006 through 2025) of approximately $34 million.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2005, total future minimum lease payments, including escalation provisions are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$65,485	$56,587	$48,052	$40,244	$32,926	$165,344

Rental expense was $76.1 million, $25.4 million, $43.5 million, and $65.1 million for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003.

The Company enters into commitments with various construction companies and equipment suppliers primarily in connection with the development of cancer centers. As of December 31, 2005, the Company’s commitments amounted to approximately $7.8 million.

Pharmacy Distribution Initiative

The Company’s 75,000 square foot distribution facility in Fort Worth, Texas, was completed during the third quarter of 2005. As of December 31, 2005, distribution operations for approximately 330 practice sites had commenced. The Company is currently in the process of transitioning the remaining affiliated practices to the distribution center and expects the transition to be complete during the first quarter of 2006. All orders for these sites are processed through the distribution center while shipments are currently made from both the Company’s facility and our third-party distributor. The Company also continues to negotiate distribution arrangements with pharmaceutical manufacturers. The Company anticipates the network’s affiliated practices will receive approximately 75% of their pharmaceuticals from the distribution facility by the end of the first quarter of 2006.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s total investment in distribution facilities and equipment is approximately $12.1 million as of December 31, 2005. Operating and one-time start-up expenses amounted to approximately $6 million for the year ended December 31, 2005. In 2006, the Company anticipates a further working capital investment related to its distribution initiative of approximately $70 to $80 million, primarily in receivables, pharmaceutical inventory to adequately stock and operate the distribution warehouse, and acceleration of payables to take advantage of prompt payment discounts offered by pharmaceutical manufacturers.

Insurance

We and our affiliated practices maintain insurance with respect to medical malpractice and associated various liability risks on a claims-made basis in amounts believed to be customary and adequate. We are not aware of any outstanding claims or unasserted claims that are likely to be asserted against us or our affiliated practices, which would have a material impact on our financial position or results of operations.

We maintain all other traditional insurance coverage types on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Guarantees

Beginning January 1, 1997, the Company guaranteed that the amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

The Company periodically provides guarantees up to predetermined amounts for amounts under service line agreements to certain pharmaceutical suppliers for products purchased by affiliated practices. At December 31, 2005 these guarantees amounted to approximately $4.7 million.

Litigation

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, we and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP.

In the past, we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which we became aware. The United States has determined not to intervene in any of the qui tam suits of which we are aware and all such suits have been dismissed. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with the law.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

Specifically, we are involved in litigation with one net revenue model practice of 36 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice is seeking unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. We have also alleged that the practice is in breach of the service agreement.

During the first quarter of 2006, we delivered notice to the practice that we intend to terminate the service agreement and cease providing services thereunder unless the practice cures its breaches within the periods set forth in the service agreement. In the event the practice does not cure its breaches and we proceed with termination, such termination would occur during the second quarter of 2006.

In the event of termination, we would be required to assess the recoverability of the carrying value of certain assets held by us in connection with our management of the practice in question, including accounts receivable purchased from the practice, buildings and equipment and various other assets. Such evaluation may result in impairment charges. In addition, we may incur certain other costs associated with the termination, such as costs associated with lease terminations and discontinuation of operations in the market in question. We are currently formulating a transition plan for a potential termination. At this time we are unable to estimate the likelihood or amount of any impairment or what termination costs will be.

We intend to vigorously defend against the practice’s allegations and pursue our claims, including claims for any costs and expenses that we incur as a result of any termination of the service agreement. However, we cannot provide assurance as to what the outcome of the litigation will be, or, even if we prevail in the litigation, whether we will be successful in recovering the full amount, or any, of our costs associated the litigation and termination of the service agreement.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

NOTE 12—COMPENSATION AND BENEFIT PROGRAMS

During 2005 and 2004, employees of the Company were participants in the US Oncology, Inc. 401(k) plan “the Plan”. Participants are eligible to participate after 6 months of employment, after reaching the age of 21, and participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan’s service requirements. Effective January 1, 2006, employer contributions are 100% vested when made.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan allows for discretionary employer contributions. For each of the three years ended December 31, 2005, the Company elected to match 50% of employee contributions, up to a total match not to exceed 3.0% of the participant’s salary, subject to the salary ceiling rules imposed by the Internal Revenue Service. The Company’s contributions amounted to $2.4 million, $0.7 million, $1.4 million and $1.8 million for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003, respectively.

NOTE 13—STOCK INCENTIVE PLANS

Successor Stock Incentive Plans

The following disclosures relate to the Company’s stock incentive plans subsequent to the August Transactions. Each of these plans involves shares of Holdings common stock or options to purchase Holdings’ common stock. Activity related to Holding’s stock-based compensation is included in the financial statements of US Oncology as the participants in such plans are employees of US Oncology.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock and 3,933,595 options to purchase Holdings common stock. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. A committee of not less than two persons appointed by the Board of Directors of Holdings administers the Equity Incentive Plan. If no such committee is appointed, the Board of Directors serves as the administrator and has all authority and obligations under the Equity Incentive Plan. The administrator has the sole discretion to grant restricted stock and options to employees and to determine the terms of awards granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

Restricted Stock

The number of shares of Holdings stock available under the restricted stock awards plan is 22,290,371 shares in the aggregate. Holdings granted 21,580,000 shares of common stock as restricted stock awards during the period from August 21, 2004 through December 31, 2004, and 390,000 shares during the year ended December 31, 2005. The fair value of the restricted stock awards issued during the year ended December 31, 2005 and the period from August 21, 2004 to December 31, 2004, of approximately $0.6 million and $10.8 million, respectively, was recorded as paid-in-capital and deferred compensation in the Consolidated Statement of Stockholders’ Equity. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $3.9 million and $4.1 million for the year ended December 31, 2005 and the period from August 21, 2004 to December 31, 2004, respectively. Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2005, is estimated to be as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter
Compensation expense	$2.3	$0.7	$0.4	$0.1	$—	$—

Stock Options

The total number of shares of common stock for which options may be granted under the Equity Incentive Plan is 3,933,595 shares of common stock of Holdings. Shares of common stock related to expired or terminated options may again be subject to an option or award under the Equity Incentive Plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The Equity Incentive Plan provides for the grants of incentive stock options (within the meaning of Section 422 of the Code) to selected employees and other persons providing services to the Company and for grants of non-qualified stock options and awards.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period from August 21, 2004 to December 31, 2004, the Company granted 1,820,000 options for shares of common stock to certain employees of which 1,810,000 options remained outstanding as of December 31, 2004. For the year ended December 31, 2005 the Company granted 1,082,500 options. The stock options are granted at the fair value of common stock as of the date of grant, vest over 5 years (or upon specified performance objectives) and have an option term not to exceed 10 years. As of December 31, 2005, 2,801,500 options are outstanding (net of forfeitures).

The following summarizes the activity for all Equity Incentive Plan (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2004	1,810,000	$1.00
Granted	1,082,500	1.34
Exercised	(5,750)	1.00
Forfeited	(85,250)	1.00

Balance, December 31, 2005	2,801,500	$1.13

The following table summarizes information about the Company’s stock options outstanding under the Equity Incentive Plan at December 31, 2005 (in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$1.00 to $1.55	2,801,500	9.1 years	$1.13	547,000	$1.00

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director at the plan’s adoption and each eligible director who joined the board after adoption is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Through December 31, 2005, options to purchase 58,000 shares of common stock have been granted to directors under the Director Stock Option Plan with exercise prices ranging from $1.00 to $1.40. The options vest six months after the date of grant.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon (i) a qualified initial public offering or change in control of or (ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the year ended December 31, 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to stockholders, Holdings made a $14.5 million cash payment under the Cash Incentive Plan, which was financed with a dividend from US Oncology.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $5.3 million as of December 31, 2005. The amount of this obligation may increase or decrease based upon future performance of the Company.

Predecessor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of US Oncology, Inc. prior to the August Transactions. All stock options under the plans described below were canceled and redeemed in connection with the August Transactions and holders of options to purchase common stock received a cash payment equal to (i) $15.05 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not).

At August 20, 2004, US Oncology had seven stock-based employee compensation plans. US Oncology accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying common stock on the date of the grant were insignificant for the period from January 1, 2004 through August 20, 2004 and for the year ended December 31, 2003.

Prior to the Merger, US Oncology provided also a stock option plan to non-employee affiliates, which was accounted for using the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) with compensation expense recognized over the respective vesting period. US Oncology recognized expense of $0.5 million for the period from January 1, 2004 through August 20, 2004 and recognized expense of $1.4 million for the year ended December 31, 2003.

The following table illustrates the effect on net income if US Oncology had applied the fair value recognition provisions SFAS 123 (in thousands):

	Period from January 1, 2004 through August 20, 2004	Year Ended December 31, 2003
Net income, as reported	$26,318	$70,656
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(15,390)	(2,327)

Pro forma net income	$10,928	$68,329

The following summarizes the activity for all US Oncology’s option plans prior to their termination on August 20, 2004 (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2002	16,304	$7.50
Granted	565	7.55
Exercised	(2,457)	5.50
Cancelled	(512)	7.89

Balance, December 31, 2003	13,900	7.85
Granted	(2,226)	8.45
Exercised	(297)	7.03
Cancelled and redeemed	(11,377)	7.76

Balance, August 20, 2004	—	$—

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All stock options under the plans described above were cancelled and redeemed in connection with the August Transactions. Stock option holders received a cash payment equal to (i) $15.05 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not). The weighted average of these options was $7.76 per share.

The weighted average exercise price and weighted average fair value of options granted in the year ended December 31, 2003 were $7.55 and $7.53, respectively. During the year ended December 31, 2003, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Year Ended December 31, 2003
Expected life (years)	5
Risk-free interest rate	1.1%
Expected volatility	70%
Expected dividend yield	0%

NOTE 14—STOCKHOLDERS’ EQUITY

Capital Stock of US Oncology Holdings, Inc.

The capital stock of the Company consists of 250,000,000 authorized shares of common stock and 15,000,000 authorized shares of participating preferred stock. As of December 31, 2005, there were 119,546,351 outstanding shares of common stock (including 21,970,000 shares of common stock issued pursuant to restricted stock awards granted to members of the Company’s management, which shares are subject to forfeiture until the satisfaction of vesting requirements) and 13,938,657 shares of participating preferred stock with a carrying value of $292.7 million. The outstanding common and preferred shares were recorded at their respective fair values, as determined by an independent valuation firm on the date of issuance.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, subject to the rights of holders of participating preferred stock to elect directors. Dividends cannot be paid on the Company’s common stock without the consent of holders of a majority of the Company’s participating preferred stock. Upon any liquidation, dissolution or winding up of the Company, subject to the rights of the holders of the Company’s participating preferred stock, holders of the Company’s common stock will be entitled to share ratably in the Company’s assets legally available for distribution to stockholders in such event.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Participating Preferred Stock

The following table presents activity related to the outstanding participating preferred stock (shares and dollars in thousands):

	Shares Issued	Total
Issuance in connection with the August Transactions	12,944	$427,164
Private equity offering	969	31,906
Accretion of cumulative 7% dividends	—	10,768

Balance at December 31, 2004	13,913	469,838
Private equity offering	26	725
Accretion of cumulative 7% dividends	—	22,168
Dividend paid	—	(200,015)

Balance at December 31, 2005	13,939	$292,716

Participating preferred stock is entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions, each as described below. During the year ended December 31, 2005 and the period from August 21, 2004 to December 31, 2004, accretion of this dividend was recorded in the amount of $22.2 million and $10.8 million, respectively, and is recorded as a component of the carrying value of preferred stock.

Dividends cannot be paid on the common stock without the consent of holders of a majority of the participating preferred stock. If a dividend is paid on the common stock, each share of participating preferred stock shall receive an amount equal to the amount payable with respect to such dividend on one (subject to adjustment) share of common stock. Special dividends may be paid to holders of participating preferred stock when and if declared by the Company’s board of directors out of funds legally available therefore.

Upon any liquidation, dissolution or winding-up of the Company, each share of participating preferred stock shall be entitled to receive: (i) $18.97 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of the Company with respect to one (subject to adjustment) share of common stock. Consent of holders of a majority of the participating preferred stock will be required to pay such preferred liquidation amounts other than in cash. Thereafter, holders of participating preferred stock participate ratably with the holders of common stock in any distribution of the remaining assets of the Company, or proceeds thereof, available for distribution to the stockholders of the Company based on the number of shares of common stock then outstanding (assuming for such purposes that each share of participating preferred stock was converted into one (subject to adjustment) share of common stock immediately prior to such liquidation, dissolution or winding-up of the Company even though such conversion does not actually occur). As of December 31, 2005, the total liquidation value of the participating preferred stock was approximately $292.7 million.

Upon the consummation of a registered underwritten public offering of common stock yielding gross proceeds to the Company of not less than $100 million:

•	the total accreted value per share of participating preferred stock shall convert to common stock through the issuance of an equivalent value of common stock based on the public offering price of the common stock and shall be redeemed by the Company to the extent the public offering (and any related financings) result in sufficient cash for the Company to pay the redemption price per share and meet the Company’s other financial obligations; and

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the Company shall also issue one (subject to adjustment) share of common stock for each share of participating preferred stock then outstanding. If the holders of not less than a majority of the participating preferred stock so elect, accrued dividends on the participating preferred stock will be paid in cash at the time of conversion rather than converted into common stock.

The participating preferred stock is mandatorily redeemable upon a sale of all or substantially all of the Company’s assets or other change of control transactions that may be beyond control of the Company at a price per share equal to (i) accreted value per share plus (ii) the issuance of one share of common stock for each share of participating preferred stock then outstanding (such newly issued shares of common stock to receive the same consideration as the other shares of common stock then outstanding for purposes of such change of control transaction).

The holders of participating preferred stock will vote together with the holders of the common stock (other than in director elections), with each share of participating preferred stock having voting rights equivalent to one share of common stock, except that the holders of participating preferred stock, voting as a separate class, are entitled to elect two members of the board of directors.

Capital Stock of Predecessor

Effective May 16, 1997, the Board of Directors of US Oncology adopted a shareholders’ rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of common stock. For a more detailed description of the shareholders’ rights plan, refer to US Oncology’s Form 8-K filed with the Securities and Exchange Commission on June 2, 1997.

In March 2002, the Board of Directors of US Oncology authorized the repurchase of up to $35.0 million in shares of US Oncology’s common stock in public or private transactions and authorized US Oncology to accept up to $15.0 million in shares of its common stock in connection with terminating service agreements with physician practices. In connection with this authorization, US Oncology repurchased 4.1 million shares of its common stock for $35.0 million, at an average price of $8.50 per share.

In November 2002, the Board of Directors of US Oncology authorized the repurchase of up to an additional $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2002, US Oncology had repurchased approximately 0.9 million shares of its common stock for $7.8 million, at an average price of $8.77 per share. During 2003, in connection with this authorization, US Oncology repurchased 5.0 million shares of stock for $42.2 million, at an average price of $8.42 per share, which completed this authorization.

In August 2003 the Board of Directors of US Oncology authorized the repurchase of $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2003, US Oncology had repurchased 5.2 million shares of its common stock for $45.3 million, at an average price of $8.70 per share. In January 2004, US Oncology repurchased 0.4 million shares of its common stock for $4.2 million at an average price of $10.78 per share, completing this authorization.

The table below sets forth US Oncology’s Treasury Stock activity for the year ended December 31, 2003 and the period ended August 20, 2004 (through the date of the August Transactions) (shares in thousands):

	Predecessor
	2004	2003
Treasury stock shares as of January 1	11,938	5,748
Treasury stock purchases	394	10,222
Treasury stock issued in connection with affiliation transactions and exercise of employee stock options	(3,522)	(4,032)
August Transactions	(8,810)	—

Treasury stock shares as of December 31, 2004 and August 20, 2003, respectively	—	11,938

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of entering into long-term service agreements with practices, US Oncology made nonforfeitable commitments to issue shares of common stock at specified future dates for no further consideration. Holders of the rights to receive such shares had no dispositive, voting or cash dividend rights with respect to such shares until the shares were delivered. Prior to the Merger, common stock to be issued was shown as a separate component in stockholders’ equity.

As part of the August Transactions, common stock, preferred stock, stock options, as well as the delayed delivery shares described above, of the Predecessor were retired. On August 21, 2004 the Company was capitalized with rollover equity of $215.3 million and cash of $302.4 million.

NOTE 15—SEGMENT FINANCIAL INFORMATION

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

The Company’s reportable segments are based on internal management reporting, which disaggregates business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services (primarily consisting of cancer research services). The medical oncology services segment provides practice management services to medical oncology practices and purchases and manages specialty oncology pharmaceuticals. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The other services segment contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include both comprehensive and service line arrangements. The Company provides cancer center services only in comprehensive service arrangements.

Balance sheet information by reportable segment is not reported since the Company does not produce such information internally.

The tables below present information about reported segments for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through August 20, 2004 (Predecessor), and the year ended December 31, 2003, respectively (in thousands):

	(Successor)
	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$1,615,943	$—	$—	$—	$1,615,943
Service revenue	566,566	292,472	43,579	—	902,617

Total revenue	2,182,509	292,472	43,579	—	2,518,560
Operating expenses	(1,974,576)	(188,675)	(46,069)	(72,357)	(2,281,677)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)
Depreciation and amortization	(1,390)	(39,788)	(1,409)	(42,331)	(84,918)

Income (loss) from operations	$206,543	$64,009	$(3,899)	$(129,195)	$137,458

Goodwill	$538,834	$177,898	$—	$—	$716,732

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Successor)
	Period from August 21, 2004 through December 31, 2004
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$490,222	$—	$—	$—	$490,222
Service revenue	232,387	93,726	17,658	—	343,771

Total revenue	722,609	93,726	17,658	—	833,993
Operating expenses	(625,261)	(62,003)	(16,109)	(40,191)	(743,564)
Depreciation and amortization	(34)	(12,455)	(367)	(14,494)	(27,350)

Income (loss) from operations	$97,314	$19,268	$1,182	$(54,685)	$63,079

Goodwill	$546,608	$181,786	$1,884 (1)	$—	$730,278

(1)	In connection with finalizing the purchase price allocation for the August Transactions, goodwill in the amount of $1.9 million preliminarily allocated to the “Other Services” segment was determined to be attributable to the “Medical Oncology Services” and “Cancer Center Services” segments and assigned to those segments, accordingly, in 2005.

	(Predecessor)
	Period from January 1, 2004 through August 20, 2004
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$901,616	$—	$—	$—	$901,616
Service revenue	332,204	159,129	32,905	—	524,238

Total revenue	1,233,820	159,129	32,905	—	1,425,854
Operating expenses	(1,093,771)	(104,992)	(29,662)	(50,038)	(1,278,463)
Depreciation and amortization	(42)	(21,862)	(638)	(28,031)	(50,573)

Income (loss) from operations	$140,007	$32,275	$2,605	$(78,069)	$96,818

	(Predecessor)
	Year Ended December 31, 2003
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$1,204,673	$—	$—	$—	$1,204,673
Service revenue	479,181	224,136	57,735	—	761,052

Total revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,101)	(153,559)	(49,278)	(71,109)	(1,757,047)
Depreciation and amortization	(114)	(29,335)	(981)	(43,648)	(74,078)

Income (loss) from operations	$200,639	$41,242	$7,476	$(114,757)	$134,600

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—RELATED PARTY TRANSACTIONS

The Company receives a contractual service fee for providing services to its practices. The Company also advances to its affiliated practices amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company’s Consolidated Balance Sheet as due from/to affiliated practices and are reimbursed to the Company as part of the service fee payable under its service agreements with its affiliated practices. Additionally, the Company may advance affiliated practices funds necessary to invest in or establish new ventures, including ventures in which the affiliated practice, rather than the Company, may have a direct interest. As of December 31, 2005, approximately $7.6 million had been advanced to two practices for such investments. These amounts are repayable upon termination of the service agreement with the practice and are classified as Other Assets in the Company’s Consolidated Balance Sheet.

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $6.9 million in 2005, $1.2 million for the period from August 21, 2004 through December 31, 2004 (Successor), $2.5 million for the period from January 1, 2004 through August 20, 2004 (Predecessor), and $2.8 million in 2003. Total future commitments are $68.8 million as of December 31, 2005.

Two of the Company’s directors as of December 31, 2005, are practicing physicians, with practices affiliated with the Company. In 2005, the practices in which these directors participate generated total net patient revenue of $935.9 million of which $213.0 million was retained by the practices and $722.9 million was included in the Company’s revenue. For the period from August 21, 2004 through December 31, 2004 (Successor), the practices in which these directors participate generated total net patient revenue of $309.0 million of which $71.7 million was retained by the practices and $237.3 million was included in the Company’s revenue. For the period from January 1, 2004 through August 20, 2004 (Predecessor), the practices in which these directors participate generated total net patient revenue of $523.7 million of which $117.5 million was retained by the practices and $406.2 million was included in the Company’s revenue. In 2003, the practices in which these directors participate generated total net patient revenue of $712.5 million of which $160.6 million was retained by the practices and $551.9 million was included in the Company’s revenue.

WCAS Management Corporation, an affiliate of WCAS, received a one-time fee of $17.3 million at the consummation of the August Transactions, which was accounted for as deferred debt financing charges and classified as Other Assets in the Company’s Consolidated Balance Sheet. During the successor period ended December 31, 2004 the Company reimbursed WCAS for out-of-pocket expenses in the amount of $1.3 million, which were classified as merger-related charges in the Company’s Consolidated Statement of Operations and Comprehensive Income.

NOTE 17—QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information (in thousands):

	2005 Quarter Ended				2004 Quarter Ended
	Successor				Predecessor			Successor
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Jul 1 – Aug 20	Aug 21 – Sep 30	Dec 31
Revenue	$584,588	$620,677	$648,345	$664,950	$524,996	$565,243	$335,615	$253,116	$580,877
Income from operations	25,375	37,165	38,088	36,830	36,992	43,969	15,857	17,238	45,841
Other expense, net	(21,564)	(26,924)	(27,098)	(28,960)	(4,276)	(4,057)	(40,228)	(9,159)	(16,813)
Net income (loss)	2,165	5,540	6,888	4,496	20,120	24,546	(18,348)	4,733	17,019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
R. Dale Ross	59	Chief Executive Officer and Director

Bruce D. Broussard	43	President and Chief Financial Officer

George D. Morgan	53	Chief Operating Officer

Atul Dhir, M.B.B.S., D. Phil.	43	President, Cancer Information and Research

Leo E. Sands	58	Executive Vice President and Chief Administrative Officer

Vicki H. Hitzhusen	53	Chief Accounting Officer

Phillip H. Watts	40	General Counsel and Secretary

Russell L. Carson	62	Director

James E. Dalton, Jr.	63	Director

Lloyd K. Everson, M.D.	62	Director

D. Scott Mackesy	37	Director

Richard B. Mayor	71	Director

Robert A. Ortenzio	48	Director

Boone Powell, Jr.	69	Director

Burton Schwartz, M.D.	64	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

R. Dale Ross has been Chairman of the Board and Chief Executive Officer of US Oncology since December 1992 and became Chief Executive Officer and a member of the board of directors of Holdings upon consummation of the August Transactions. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In November 2005, he was appointed President of US Oncology Holdings, Inc. and US Oncology, Inc., and he also serves as Chief Financial Officer of each Company. Mr. Broussard was Chief Executive Officer of HarborDental, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group. He currently serves as a director and audit committee member at U.S. Physical Therapy, Inc.

George D. Morgan joined US Oncology in October 2000 and became Chief Operating Officer of Holdings upon consummation of the August Transactions. He has over twenty years experience in operational and financial management in the healthcare industry. At US Oncology, he is responsible for the operational management of our affiliated practices. Mr. Morgan served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network from January 1999 until September 2000. On January 18, 2000 Mariner Post-Acute Network and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11, Title 11 of the United States Code. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer then Chief Operating Officer of the Western Group from September 1994 through April 1996, President of the Ambulatory Surgery Division from April 1996 through June 1998, and Senior Vice President—Managed Care from July 1998 until January 1999.

Atul Dhir, M.B.B.S., D. Phil. joined US Oncology in November 1999. As President of Cancer Information and Research Group, he is responsible for our clinical trial activities, cancer information services and transplant initiatives, as well as the Company’s strategic planning. Prior to joining US Oncology, Dr. Dhir was Vice President at Monsanto Corporation from 1996 to 1998, President of Health Strategies Partners, a company he founded that provided consulting services to hospitals and physicians, from 1994 to 1996, and a healthcare consultant with McKinsey & Company from 1989 until 1993. Dr. Dhir holds a D.Phil. in molecular biology from Oxford University, where he was a Rhodes Scholar.

Leo E. Sands joined US Oncology in November 1992 and became Executive Vice President and Chief Administrative Officer of Holdings upon consummation of the August Transactions. He is primarily responsible for our governmental relations and corporate administrative activities, including human resources and information technology.

Vicki H. Hitzhusen has been our Chief Accounting Officer since January 2005. Prior to that time, she was a member of the US Oncology board of directors from November 2003 until the consummation of the August Transactions and during October and November of 2004. During her service as a director, she was a member of our Audit Committee. Ms. Hitzhusen was Director of Finance of BMC Software from 2003 until 2004, where her responsibilities included supervision of financial operations in certain markets and compliance with Sarbanes-Oxley requirements. From 1975 until 2002, Ms. Hitzhusen was with Arthur Andersen LLP, a public accounting firm, ultimately as a partner.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel and became General Counsel of Holdings upon consummation of the August Transactions. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews Kurth LLP.

Russell L. Carson became a director of US Oncology in 1992 and became a director of Holdings upon consummation of the August Transactions. Mr. Carson is a general partner of Welsh, Carson, Anderson & Stowe. Mr. Carson also is a director of Select Medical Corp., Ardent Health Services and various privately held healthcare companies.

James E. Dalton, Jr. joined the boards of directors of US Oncology and Holdings in July 2005. Mr. Dalton was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a healthcare company, from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves as Chairman of Signature Hospital Corporation. He also serves on the Board of Trustees of Universal Health Realty Income Trust. Mr. Dalton is a Fellow of the American College of Healthcare Executives.

Lloyd K. Everson, M.D. was President of US Oncology from November 1993 until March 2001. He became a director of US Oncology in 2001 and joined the board of directors of Holdings upon consummation of the August Transactions. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. In addition, in March 2001, Dr. Everson was appointed as a director of our company and Vice Chairman of the Board of Directors. Dr. Everson previously served as a director of US Oncology from 1993 until 1999.

D. Scott Mackesy joined the US Oncology board of directors upon consummation of the August Transactions and has been a director of Holdings since its inception. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh Carson IX. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William and Mary. Mr. Mackesy also is a director of Concentra Operating Corp., Ardent Health Services, Ameripath, Inc., and various privately held healthcare companies.

Richard B. Mayor was a director of US Oncology from 1993 until consummation of the August Transactions and joined the board of directors of Holdings in October 2004. He had previously served as a director of US Oncology since 1993. Mr. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. Mr. Mayor continued as of counsel to Andrews Kurth until December 2003.

Robert A. Ortenzio has been a director of US Oncology since 1992 and joined the board of directors of Holdings upon consummation of the August Transactions. He has been President and Chief Executive Officer of Select Medical Corporation since September 2001 and was President and Chief Operating Officer of Select Medical Corporation from February 1997 until September 2001. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986.

Boone Powell, Jr. was a director of US Oncology from 1999 until consummation of the August Transactions and joined the board of directors of Holdings and US Oncology in November 2004. Mr. Powell was President and Chief Executive Officer of Baylor Health Care System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank—Texas and is a Fellow of the American College of Health Care Executives.

Burton S. Schwartz, M.D. was a director of US Oncology from 1999 until consummation of the August Transactions and joined the board of directors of Holdings and US Oncology in November 2004. Dr. Schwartz received his medical degree from Meharry Medical College in 1968 and is a board certified medical oncologist. Dr. Schwartz’s oncology group, Minnesota Oncology Hematology, P.A., has been managed by us since February 1995. He is the immediate past president of that group.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr. and Robert A. Ortenzio. The Board of Directors has determined that Robert A. Ortenzio and James E. Dalton each is an “audit committee financial expert” within the meaning of applicable SEC rules.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The duties and responsibilities of the audit committee include the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. The compensation committee reviews and approves the compensation of our chief executive officer and administers our stock option plan.

Messrs. Dalton, Mayor, and Ortenzio serve on the audit committee and throughout 2005, Mr. Sean Traynor served on the audit committee. Mr. Traynor resigned from the board of directors in February 2006. Messrs. Powell, Carson and Ortenzio serve on the compensation committee.

Director Compensation

Each member of the board of directors of Holdings who is not one of our employees and is not an employee or partner of Welsh Carson IX is paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone). Each audit committee member also receives $2,500 for each audit committee meeting attended ($1,250 if attended by telephone). In addition, the chairman of the audit committee received an annual fee of $20,000. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of the board of directors of Holdings who is not one of our employees and is not an employee or partner of Welsh Carson IX is also eligible to participate in Holdings’ 2004 Director Stock Option Plan. Under that plan, each eligible director in office at the plan’s adoption and each director who joined the board after adoption, in each case other than our employees and employees and partners of Welsh Carson IX, was automatically granted an option to purchase 5,000 shares of Holdings common stock. In addition, each such eligible director was automatically granted an option to purchase 1,000 shares of Holdings common stock for each committee on which such director served. Each such director is also eligible for annual grants of 5,000 shares of Holdings common stock for board membership and 1,000 shares of Holdings common stock for each committee on which he serves.

Mr. Powell and Dr. Schwartz were each paid $75,000 during each of 2003 and 2004 for service on a special committee of the board of directors of US Oncology.

US Oncology has, for many years, maintained a Code of Ethics and Business Standards (“Code of Ethics.”) The Code applies to officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. Our Code of Ethics is a part of our comprehensive compliance program, which is designed to assist us, our employees and our affiliated practices in complying with applicable law.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth the remuneration paid by us for each of the three years ended December 31, 2005 to our Chief Executive Officer and the four most highly compensated executive officers other than our Chief Executive Officer.

		Annual Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other		Long-Term Compensation Restricted Stock Awards(1)
R. Dale Ross	2005	$810,814	$811,715	$3,054,105		$—
Chairman of the Board and Chief Executive Officer	2004	$774,351	$773,062	$27,406,900	(2)	$3,500,000
	2003	$728,973	$736,250	$—		$—

Bruce D. Broussard	2005	$443,477	$315,000	$1,908,816	(3)	$155,000
President and Chief Financial Officer	2004	$410,070	$280,664	$4,455,430	(2)	$1,675,000
	2003	$363,127	$259,874	$—		$—

George D. Morgan	2005	$437,906	$315,000	$1,908,816	(3)	$—
Executive Vice President and Chief Operating Officer	2004	$413,401	$291,375	$4,817,030	(2)	$1,675,000
	2003	$371,723	$277,501	$—		$—

Atul Dhir	2005	$391,131	$461,796	$763,526	(3)	$—
President, Cancer Information and Research Group	2004	$376,607	$270,462	$4,518,214	(2)	$800,000
	2003	$319,182	$257,579	$—		$—

Leo E. Sands	2005	$430,641	$310,868	$1,527,053	(3)	$—
Executive Vice President, Chief Administrative Officer and Secretary	2004	$410,455	$290,857	$4,546,730	(2)	$1,000,000
	2003	$354,003	$277,005	$—		$—

(1)	This column shows the market value of restricted stock awards on August 20, 2004, the date of grant. All restricted stock was granted pursuant to Holdings’ 2004 Equity Incentive Plan. Dividends are payable on the restricted stock and for a description of the vesting provisions with respect to the restricted stock awards, see “—Employment Agreements,” and “—Restricted Stock and Option Plan.” The aggregate holdings held on and valued at $0.50 per share on December 31, 2004 by the individuals listed in this table are: Mr. Ross 7,000,000 shares/$3,500,000; Mr. Broussard 3,350,000 shares/$1,675,000; Mr. Dhir 1,600,000 shares/$800,000; Mr. Morgan 3,350,000 shares/$1,675,000; and Mr. Sands 2,000,000 shares/$1,000,000. Restricted stock awarded in November 2005, in connection with Mr. Broussard’s promotion to President, was valued at $1.55 per share (100,000 shares/$155,000).
(2)	Represents amounts paid in respect of outstanding options of the predecessor company at the time of the August Transactions.
(3)	Represents amounts paid under the Holdings 2004 Long-Term Cash Incentive Plan as a result of dividends paid to stockholders of Holdings during 2005.

Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2005, no stock options were awarded to executive officers named in the compensation table above.

Long Term Incentive Plans—Awards In Last Fiscal Year

Name and Principal Position(s)	Number of Units Granted	Performance or Other Period Until Maturation or Payout(1)
Bruce D. Broussard	2,500	—
President and Chief Financial Officer

Lloyd K. Everson, M.D.	2,500	—
Director

(1)	The amount payable under unit grants is payable only upon the occurrence of certain events specified in Holdings’ 2004 Long-Term Cash Incentive Plan, including upon a change of control, a qualified initial public offering, or a preferred stock redemption. See “—Cash Incentive Plan.”

Limitation of Liability; Indemnification of Officers and Directors

Our certificate of incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of unlawful dividend payments or stock redemptions or repurchases as provided in Section 174 of the Delaware General Corporation Law (the law of the Company’s state of incorporation) or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of US Oncology) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. The Securities and Exchange Commission has taken the position that the provision will have no effect on claims arising under federal securities laws.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permissible under Delaware law. These indemnification provisions require us to indemnify such persons against certain liabilities and expenses to which they may become subject by reason of their service as a director or officer of US Oncology or any of its affiliated enterprises. The provisions also set forth certain procedures, including the advancement of expenses, that apply in the event of a claim for indemnification. The Company maintains director and officer liability insurance.

Employment Agreements

R. Dale Ross entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Ross provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Ross elect not to renew the term,

(2)	an initial base salary of $773,062, subject to annual review, which base salary is currently $815,580

(3)	annual performance-based bonus compensation,

(4)	the grant to Mr. Ross of 7,000,000 shares of restricted stock, 3,500,000 of which are vested and of which 3,500,000 are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Ross of 20,000 units pursuant to our cash incentive plan.

Of the 7,000,000 shares of restricted stock granted to Mr. Ross, 3,500,000 vested as of August 20, 2004, the date they were granted. Of the remaining 3,500,000 shares of restricted stock, one-half will vest over time based on Mr. Ross’ continued employment and the other half will vest on the fifth anniversary of the effective date of the August Transactions, if Mr. Ross remains employed through such date, subject to earlier vesting based on the attainment of performance goals and on the occurrence of certain other enumerated events. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Ross’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Ross will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Ross will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Ross’ employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Ross without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)	pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Ross earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Ross for the full year prior to the year in which his termination occurs,

(2)	pay him a lump sum payment equal to the greater of (i) the sum of his base salary for the year in which the termination occurs plus the bonus earned by Mr. Ross for the full year prior to the year in which the termination occurs or (ii) an amount equal to Mr. Ross’ base salary and bonus (based on the bonus earned by Mr. Ross for the full year prior to the year in which his termination occurs) payable over the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)	allow Mr. Ross and his eligible dependants at the time of termination to participate in our group health plans at Mr. Ross’ expense in an amount not to exceed the applicable group rate payable by us or our employees, until Mr. Ross is eligible for Medicare.

Bruce D. Broussard entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Broussard provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Broussard elect not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base is currently $500,000

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Broussard of 3,350,000 shares of restricted stock, subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Broussard of 12,500 units pursuant to our cash incentive plan.

Of the 3,350,000 shares of restricted stock granted to Mr. Broussard, one-half will vest over time based on Mr. Broussard’s continued employment and the other half will vest on the fifth anniversary of the effective date of the August Transactions, if Mr. Broussard remains employed through such date, subject to earlier vesting based on the attainment of performance goals and on the occurrence of certain other enumerated events. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Broussard’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Broussard will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Broussard will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Broussard’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Broussard without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)	pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Broussard earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Broussard for the full year prior to the year in which his termination occurs,

(2)	pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Broussard for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)	if Mr. Broussard is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Broussard and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Broussard’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

George D. Morgan entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Morgan provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Morgan elect not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base salary is currently $441,000

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Morgan of 3,350,000 shares of restricted stock, subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Morgan of 12,500 units pursuant to our cash incentive plan.

Of the 3,350,000 shares of restricted stock granted to Mr. Morgan, one-half will vest over time based on Mr. Morgan’s continued employment and the other half will vest on the fifth anniversary of the effective date of the August Transactions, if Mr. Morgan remains employed through such date, subject to earlier vesting based on the attainment of performance goals and on the occurrence of certain other enumerated events. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Morgan’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Morgan will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Morgan will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Morgan’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Morgan without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)	pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Morgan earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Morgan for the full year prior to the year in which his termination occurs,

(2)	pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Morgan for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)	if Mr. Morgan is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Morgan and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Morgan’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

Atul Dhir, M.B.B.S., D. Phil entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Dhir provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Dhir elect not to renew the term,

(2)	an initial base salary of $374,680, subject to annual review, which base salary is currently $391,540

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Dhir of 1,600,000 shares of restricted stock, subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Dhir of 5,000 units pursuant to our cash incentive plan.

Of the 1,600,000 shares of restricted stock granted to Mr. Dhir, one-half will vest over time based on Mr. Dhir’s continued employment and the other half will vest on the fifth anniversary of the effective date of the August Transactions, if Mr. Dhir remains employed through such date, subject to earlier vesting based on the attainment of performance goals and on the occurrence of certain other enumerated events. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Dhir’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Dhir will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Dhir will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Dhir’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Dhir without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)	pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Dhir earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Dhir for the full year prior to the year in which his termination occurs,

(2)	pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Dhir for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)	if Mr. Dhir is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Dhir and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Dhir’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

Leo E. Sands entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Sands provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Sands elect not to renew the term,

(2)	an initial base salary of $414,491, subject to annual review, which base salary is currently $437,288

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Sands of 2,000,000 shares of restricted stock, subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Sands of 10,000 units pursuant to our cash incentive plan.

Of the 2,000,000 shares of restricted stock granted to Mr. Sands, one-half will vest over time based on Mr. Sands’ continued employment and the other half will vest on the fifth anniversary of the effective date of the August Transactions, if Mr. Sands remains employed through such date, subject to earlier vesting based on the attainment of performance goals and on the occurrence of certain other enumerated events. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Sands’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Sands will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Sands will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Sands’ employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Sands without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)	pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Sands earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Sands for the full year prior to the year in which his termination occurs,

(2)	pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Sands for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)	if Mr. Sands is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Sands and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Sands’ expense in an amount not to exceed the applicable group rate payable by us or our employees.

401(k) Plan

Effective January 1, 1994, US Oncology adopted a 401(k) plan covering substantially all employees who have completed at least 1,000 hours of service. US Oncology administers the 401(k) Plan. The plan permits covered employees to contribute up to 15% of their annual compensation up to the maximum legally allowable contribution per year, as adjusted for inflation, through salary reduction on a pre-tax basis in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended. US Oncology may make contributions to the 401(k) Plan but are not required to do so. US Oncology currently matches 50% of employee contributions in cash, up to a maximum of 2.5% of an employee’s salary and subject to salary ceiling rules imposed by the Internal Revenue Service.

Restricted Stock and Option Plan

We adopted a 2004 Equity Incentive Plan which became effective contemporaneously with the consummation of the August Transactions, which we refer to as the equity plan. The total number of shares of common stock for which options or awards may be granted under the equity plan for the grant of stock options is 3,933,595 shares in the aggregate. The number of shares of stock available under the equity plan for issuance of restricted stock is 22,290,371 shares in the aggregate.

Shares of common stock relating to expired or terminated options may again be subject to an option or award under the equity plan, subject to limited restrictions, including any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The equity plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees, and for grants of non-qualified stock options and awards and restricted stock awards. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

The compensation committee of our board of directors administers the equity plan. If there is no compensation committee, our board of directors will appoint a committee to administer the equity plan, which shall be comprised of at least two members of the board of directors who are non-employee directors and outside directors as defined in the Code. The administrator of the equity plan has the authority to select participants to receive awards of stock options or restricted stock pursuant to the equity plan. The administrator will also have the authority to determine the time of receipt, the types of awards and number of shares covered by awards, and to establish the terms, conditions and other provisions of the awards under the equity plan.

The exercise price of any incentive stock option granted to an employee who possesses more than 10% of the total combined voting power of all classes of our shares within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the underlying share at the time the option is granted. Furthermore, the aggregate fair market value of shares of common stock purchased under an incentive stock option for the first time by an employee during any calendar year may not exceed $100,000. The term of any incentive stock option cannot exceed ten years from the date of grant.

Shares of restricted stock granted under the equity plan may not be sold, assigned, transferred, pledged or otherwise encumbered by the participant until the satisfaction of conditions set by the compensation committee.

The equity plan will terminate ten years following its effective date but our board of directors may terminate the equity plan at any time in its sole discretion. Our board of directors may amend the equity plan subject to restrictions requiring the approval of WCAS IX.

Cash Incentive Plan

We adopted a 2004 Long-Term Cash Incentive Plan which became effective upon the consummation of the August Transactions, which we refer to as the cash plan. The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. No participant may receive more than 100,000 units. The purposes of the cash plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

The compensation committee of our board of directors administers the cash plan. If there is no compensation committee, our board of directors will appoint a committee to administer the cash plan, which shall be comprised of at least two members of the board of directors who are non-employee directors and outside directors as defined in the Code. The administrator of the cash plan has the authority, in its sole discretion, to select participants to receive awards of units. The administrator will also have the authority to determine the time of receipt, the types of awards and number of units conveyed by awards, and to establish the terms, conditions and other provisions of the awards under the cash plan.

The value of awards is based upon our performance. The aggregate amount payable under awards is payable only upon the occurrence of certain events. Until such an event is deemed probable by us, no expense for any award is reflected in our financial statements. Upon a change of control of US Oncology or qualified initial public offering of Holdings, the full amount payable under the plan would be paid in cash. During the first quarter of 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the cash plan. The payment was financed through payment of a dividend by US Oncology to Holdings. Payment of the dividend was made in the first quarter of 2005 and the corresponding payment under the cash plan was made in the second quarter of 2005.

If any of the payment triggering events described in the cash plan should occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $5.3 million as of December 31, 2005. This amount may increase or decrease based upon future performance of US Oncology.

Director Stock Option Plan

Our board of directors adopted a 2004 Director Stock Option Plan which became effective in October of 2004, which we refer to as the director plan. The total number of shares of common stock for which options or awards may be granted under the director plan for the grant of stock options is 500,000 shares in the aggregate.

Shares of common stock relating to expired or terminated options may again be subject to an option under the director plan, subject to limited restrictions, including any limitation required by the Code. The director plan provides for the grants of non-qualified stock options. The purposes of the director plan are to attract and retain qualified non-employees to serve on our board of directors and to enhance the future growth of our company by aligning such persons’ interests with ours and those of stockholders.

The compensation committee of our board of directors administers the director plan. If there is no compensation committee, our board of directors of Holdings shall administer the director plan.

Options under the director plan may only be awarded to eligible directors. Eligible directors are members of our board of directors who are not officers of our company or any subsidiary, not full-time employees of our company or any subsidiary and are not employees, partners or affiliates of Welsh, Carson, Anderson & Stowe. Upon effectiveness of the director plan, each eligible director automatically received an option to purchase 5,000 shares of common stock. Furthermore, each eligible director who served on a committee of our board of directors on the effective date of the director plan, or who is subsequently appointed to our board of directors, or who serves on the audit committee of US Oncology, or is subsequently appointed to the audit committee of US Oncology, automatically receives an option to purchase 1,000 shares of common stock. Each eligible director serving on our board of directors on the date of our 2005 annual meeting of stockholders, and each such annual meeting thereafter, shall automatically receive an option to purchase 5,000 shares of common stock. At the first board of directors meeting following the 2005 annual meeting of stockholders, and each annual meeting of stockholders thereafter, each eligible director appointed at such meeting appointed to any committee of the board of directors, or who is a member of any committee of the board of directors or audit committee of US Oncology, shall automatically receive an option to purchase 1,000 shares of common stock for each such committee to which such eligible director is appointed.

The director plan will terminate ten years following its effective date. Our board of directors of may amend the director plan, subject to certain limitations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2006, with respect to the beneficial ownership of our capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our outstanding capital stock. See “Certain Relationships and Related Transactions—Arrangements With Management—Stock Offering,” and “Certain Relationships and Related Transactions—Arrangements With Non-Employee Directors—Other Directors.”

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned (2)	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe(3)	90,610,569	75.8%	12,944,367	92.9%
R. Dale Ross(4)	7,389,249	6.2%	55,607	*
Bruce D. Broussard(5)	3,636,284	3.0%	26,612	*
Atul Dhir, M.B.B.S., D. Phil(6)	1,688,970	1.4%	12,710	*
George D. Morgan(7)	3,586,284	3.0%	26,612	*
Leo Sands(8)	2,111,216	1.8%	15,888	*
Russell L. Carson(9)	1,651,748	1.4%	235,964	1.7%
Lloyd K. Everson, M.D.(10)	1,055,608	*	7,944	*
Boone Powell Jr.(11)	99,500	*	12,500	*
Burton Schwartz, M.D.(12)	18,750	*	1,250	*
D. Scott Mackesy(13)	19,957	*	2,851	*
Richard B. Mayor(11)(14)	274,500	*	37,500	*
Robert A. Ortenzio(15)	276,500	*	37,500	*
James E. Dalton, Jr. (16)	49,750	*	6,250	*
All directors and executive officers as a group(17)	24,888,875	20.8%	503,931	3.6%

*	Less than one percent
(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 16825 Northchase Drive, Suite 1300, Houston, Texas 77060.
(2)

Participating preferred stock ranks senior to common stock as to dividends and rights to payment upon liquidation or a change of control transaction and participates with the common stock in such payments and other corporate events to the extent of approximately 10% of our fully-diluted common equity outstanding immediately after the August Transactions. The participating preferred stock is also entitled to receive cumulative dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly, on the stated value thereof. The participating preferred stock has no fixed redemption date but we will be required to redeem the participating preferred stock together with all accrued and unpaid dividends thereon upon a change of control transaction. In addition, upon the consummation of a qualified public offering of our common stock, each share of participating preferred stock shall be automatically converted into common stock through the issuance of an equivalent value of common stock determined by reference to the public offering price and a fixed conversion ratio for shares of common stock issuable in respect of the participation feature of the participating preferred stock. All shares of participating preferred stock that are automatically converted into common stock upon a qualified public offering, other than those shares issued in respect of the participation feature of the preferred stock, shall be redeemed to the extent of available cash at a redemption price equal to the public offering price of the common stock in such offering. The participating preferred stock will vote together with the common stock, other than in connection with the election or removal of directors, with each share of participating preferred stock having voting rights equivalent to one (subject to appropriate adjustment in the event of any stock split or similar event affecting the common stock) share of common stock issuable in respect of the participation right of the participating preferred stock. In addition, the participating preferred stock, voting as a separate class, shall be entitled to elect two directors to the board of directors. For so long as any shares of participating preferred stock remain outstanding, the consent of the holders of not less than 66 2/3% of the participating preferred stock shall be required for any action that alters or changes the rights, preferences or privileges of the participating preferred stock. In addition, consent of the holders of at least a majority of the participating preferred stock shall be required for any action that increases or decreases the authorized number of shares of participating preferred stock otherwise adversely affects the rights or preferences of the holders of the participating preferred stock.

(3)	Represents (A) 74,621,302 common shares and 10,660,186 participating preferred shares held by Welsh Carson IX over which Welsh Carson IX has sole voting and investment power, (B) 8,750 common shares and 1,250 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 4,675,559 common shares and 669,187 held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (D) an aggregate 11,304,958 common shares and 1,614,994 participating preferred shares held by other co-investors, over which Welsh Carson IX has sole voting power. WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, D. and Scott Mackesy, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.
(4)	Includes 7,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.
(5)	Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions and 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in November 2005.
(6)	Includes 1,600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.
(7)	Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.
(8)	Includes 2,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.
(9)	Includes 1,651,748 common shares and 235,964 participating preferred shares over which Mr. Carson has sole voting and investment power. Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Mr. Carson, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Carson disclaims beneficial ownership of such shares.
(10)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.
(11)	Includes 12,000 shares subject to an option to purchase common stock granted under the 2004 Director Stock Option Plan.
(12)	Includes 10,000 shares of common stock subject to an option to purchase common stock granted under the 2004 Director Stock Option Plan.
(13)

Includes 19,957 common shares and 2,851 participating preferred shares over which Mr. Mackesy has sole voting and investment power. Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Mr. Mackesy, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Mackesy disclaims beneficial ownership of such shares.

(14)	Includes 105,000 shares of common stock and 15,000 shares of preferred stock held by a limited partnership in which Mr. Mayor is general partner. Also included 12,000 shares subject to an option to purchase common stock granted under the 2004 Director Stock Option Plan.
(15)	Includes 14,000 shares subject to an option to purchase common stock granted under the 2004 Director Stock Option Plan.
(16)	Includes 6,000 shares subject to an option to purchase common stock granted under the 2004 Director Stock Option Plan.
(17)	Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 21,200,000 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the August Transactions.

Item 13. Certain Relationships and Related Transactions

Dr. Schwartz, one of our directors, is a past president and medical director of Minnesota Oncology Hematology, P.A. (“Minnesota Oncology”). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2005, Minnesota Oncology paid us approximately $9.4 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement.

Item 14. Principal Accounting Fees and Services

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years.

	2005	2004
	(in thousands)
Audit fees	$1,091	$1,506
Audit-related fees	170	990
Tax fees	31	20

Total	$1,292	$2,516

Audit fees represent fees for the audit of the Company’s annual financial statements included in the Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees include $924,000 for services related to US Oncology, Inc. and $167,000 for services related to US Oncology Holdings, Inc.

Audit-related fees were fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services included audits of employee benefit plans and audits of certain consolidated subsidiaries; certain agreed-upon procedures relating to pharmaceutical contracting services; and advice and consultation in connection with the implementation of Section 404 of the Sarbanes-Oxley Act.

Tax fees were fees for consultations relating to federal, state and local tax returns and did not include any services relating to structuring of transactions for tax purposes or the like.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent accountant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent accountant. The policy provides for general pre-approval of certain services, with annual cost limits for each such service. The policy requires specific pre-approval of all other permitted services.

The Audit Committee will not grant approval for any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company. In addition, in determining whether to grant pre-approval of any non-audit services, the Audit Committee will consider all relevant facts and circumstances.

The Audit Committee has discussed the non-audit services provided by PricewaterhouseCoopers LLP and the related fees and has considered whether those services and fees are compatible with maintaining auditor independence. The Committee determined that such non-audit services were consistent with the independence of PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report

1.	Financial Statements: See Item 8 of this report

2.	Financial Statement Schedules: Schedule I is filed below. All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements of notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of US Oncology Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2006 appearing on page 63 in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2006

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Balance Sheet

(in thousands)

ASSETS	December 31, 2005
Cash and cash equivalents	$1
Investment in subsidiary	600,249
Other assets	14,164

Total assets	$614,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$447
Other accrued liabilities	6,854

Current liabilities	7,301

Long-term indebtedness	250,000

Total liabilities	257,301

Preferred stock, 15,000 shares authorized, 13,939 shares issued and outstanding	292,716

Stockholders' equity:
Common stock, $0.001 par value, 250,000 shares authorized, 119,546 shares issued and outstanding	120
Additional paid-in-capital	61,990
Deferred compensation	(3,536)
Accumulated other comprehensive income, net of tax	912
Retained earnings	4,911

Total stockholders' equity	64,397

$614,414

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Operations

(in thousands)

Year ended December 31, 2005
General and administrative expense	$348

Income (loss) from operations	(348)
Other income (expense):
Interest expense, net	(18,370)
Equity in subsidiary earnings, net of tax	30,978
Income tax benefit	6,829

Net income	$19,089

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

Year ended December 31, 2005
Cash flows from operating activities:
Net income	$19,089
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	548
Dividends received in excess of equity in earnings of subsidiary	1,746
Changes in operating assets and liabilities:
Increase in other assets	(6,600)
Increase in accounts payable and accrued liabilities	7,301

Net cash provided by operating activities	22,084

Cash flows from investing activities:
Investment in subsidiary	(15,790)

Net cash used in investing activities	(15,790)

Cash flows from financing activities:
Proceeds from Senior Floating Rate Notes	250,000
Payment of dividends on preferred stock	(200,015)
Payment of dividends on common stock	(49,985)
Debt financing costs	(7,200)
Issuance of stock	901
Proceeds from exercise of stock options	5

Net cash used in financing activities	(6,294)

Net change in cash and cash equivalents	—

Cash and cash equivalents:
Beginning of period	1

End of period	$1

The accompanying notes are an integral part of this condensed financial statement.

NOTE 1 – BASIS OF PRESENTATION

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. US Oncology Holdings, Inc. (“Holdings”) is a holding company that conducts its operations through its wholly-owned subsidiary, US Oncology, Inc. (“US Oncology”). These condensed parent company financial statements are presented as the restricted net assets of US Oncology exceed 25% of the consolidated net assets of Holdings. Prior to issuance of its $250.0 million Senior Floating Rate Notes in March, 2005, the parent company’s financial position and results of operations were insignificant.

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements with the only exception being that Holdings accounts for its subsidiary using the equity method. Please refer to the footnotes to the consolidated financial statements included in Item 8 of this Annual Report.

NOTE 2 – INDEBTEDNESS

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

The proceeds from the Holdings Notes were used to pay a $250.0 million special dividend to its common and preferred stockholders. As a result of the dividend, Holdings made a $14.5 million payment to participants in its 2004 Long-Term Cash Incentive Plan.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of semi-annual dividends to Holdings. In connection with issuance of the Holdings Notes, US Oncology paid Holdings a $21.7 million dividend to fund the debt issuance costs and the long-term incentive compensation expense incurred by Holdings. During the third quarter of 2005, US Oncology paid Holdings an $11.0 million dividend to finance the semi-annual interest payment, due September 15, 2005. The terms of US Oncology’s Senior Secured Credit Facility, as well as the indentures governing its 9% Senior Notes and 10.75% Senior Subordinated Notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $83.3 million as of December 31, 2005.

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Principal repayments due	—	—	—	—	—	$250,000

3.	Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2*	Bylaws of US Oncology Holdings, Inc.

4.1*	Indenture, dated as of March 29, 2005, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2*	Form of Senior Floating Rate Note due 2015 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement, dated as of March 15, 2005, among US Oncology Holdings Inc. and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc., as representatives of the Initial Purchasers

4.4**	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5***	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.6***	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.7***	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.8***	Form of 9% Senior Note due 2012 (included in Exhibit 4.7)

4.9***	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.10***	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.11***	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.11)

4.12***	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.13***	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.14***	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

10.1***	Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.2****	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.3***	Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.4***	Form of Employment Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.4***	Form of Restricted Stock Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.5***	Form of Unit Grant, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.6***	US Oncology Holdings, Inc. Equity Incentive Plan

10.7***	US Oncology Holdings, Inc. Long-Term Cash Incentive Plan

10.8***	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

14†	Code of Ethics

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

*	Filed as an Exhibit to the Registrant’s registration statement on Form S-4 on July 27, 2005, and incorporated herein by reference.
**	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.
***	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004.
****	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
†	Filed herewith.

(b)	Reports on Form 8-K

The Company filed an 8-K on October 24, disclosing under Item 5.02 the appointment of Bruce D. Broussard as President of US Oncology Holdings, Inc.

The Company filed an 8-K on October 29, 2005, disclosing under Item 7.01 anticipated results for the quarter ended September 30, 2005.

The Company filed an 8-K on November 4, 2005, disclosing under Item 2.02 a company press release regarding its results of operations for the quarter ended September 30, 2005.

The Company filed an 8-K on November 21, 2005, disclosing under Item 1.01 that it had, effective November 15, 2005, entered into an amendment to its senior secured term loan facility to decrease the margin over LIBOR used to calculate the interest payable thereunder.

US ONCOLOGY HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2006.

US Oncology Holdings, Inc.

By:	/s/ BRUCE D. BROUSSARD
Bruce D. Broussard,
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. DALE ROSS R. Dale Ross	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2006

/s/ BRUCE D. BROUSSARD Bruce D. Broussard	President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ VICKI H. HITZHUSEN Vicki H. Hitzhusen	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ RUSSELL L. CARSON Russell L. Carson	Director	March 15, 2006

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Director	March 15, 2006

/s/ LLOYD K. EVERSON, M.D. Lloyd K. Everson, M.D.	Director	March 15, 2006

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 15, 2006

US ONCOLOGY HOLDINGS, INC.

/s/ RICHARD B. MAYOR Richard B. Mayor	Director	March 15, 2006

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 15, 2006

/s/ BOONE POWELL, JR. Boone Powell, Jr.	Director	March 15, 2006

. Burton Schwartz, M.D.	Director	March 15, 2006