Form 10-Q
period 2006-03-31
US Oncology Holdings, Inc.
filed 2006-05-08
CIK 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐        Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of May 4, 2006, 119,564,351 shares of the Registrant’s common stock were outstanding.

US ONCOLOGY HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited, in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$20	$125,838
Accounts receivable	345,935	347,224
Other receivables	95,475	84,654
Prepaid expenses and other current assets	23,495	22,531
Inventories	109,351	47,679
Deferred income taxes	5,630	5,630
Due from affiliates	50,116	55,996

Total current assets	630,022	689,552
Property and equipment, net	397,344	412,334
Service agreements, net	240,874	242,687
Goodwill	716,732	716,732
Other assets	85,314	57,669

	$2,070,286	$2,118,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term indebtedness	$28,121	$10,359
Accounts payable	186,843	237,963
Due to affiliates	142,435	122,385
Accrued compensation cost	21,899	33,772
Accrued interest payable	10,681	31,792
Income taxes payable	6,639	7,388
Other accrued liabilities	30,497	30,938

Total current liabilities	427,115	474,597

Deferred revenue	6,279	6,971
Deferred income taxes	30,301	28,459
Long-term indebtedness	1,218,955	1,230,871
Other long-term liabilities	8,089	7,894

Total liabilities	1,690,739	1,748,792
Commitments and contingencies (Note 7)
Minority interests	13,753	13,069
Preferred stock, 15,000 shares authorized, 13,939 shares issued and outstanding, respectively	297,527	292,716
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized, 119,564 and 119,546 shares issued and outstanding, respectively	120	120
Additional paid-in capital	59,017	61,990
Deferred compensation	—	(3,536)
Accumulated other comprehensive income, net of tax	1,459	912
Retained earnings	7,671	4,911

Total stockholders’ equity	68,267	64,397

	$2,070,286	$2,118,974

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Product revenues	$457,741	$368,201
Service revenues	244,002	216,388

Total revenues	701,743	584,589

Cost of products	438,313	351,009

Cost of services:
Operating compensation and benefits	116,682	99,980
Other operating costs	66,800	57,371
Depreciation and amortization	16,034	15,665

Total cost of services	199,516	173,016

Total cost of products and services	637,829	524,025
General and administrative expense	19,078	15,415
Compensation expense under long-term incentive plan	—	14,507
Depreciation and amortization	3,800	5,231

Total costs and expenses	660,707	559,178

Income from operations	41,036	25,411

Other expense:
Interest expense, net	(27,458)	(20,747)
Minority interest expense	(525)	(853)

Income before income taxes	13,053	3,811
Income tax provision	(5,482)	(1,646)

Net income	$7,571	$2,165

Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	1,459	—

Comprehensive income	$9,030	$2,165

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	119,546	$120	$61,990	$(3,536)	$912	$4,911	$64,397

Elimination of unamortized deferred compensation balance	—	—	(3,536)	3,536	—	—	—
Stock-based compensation expense	—	—	545	—	—	—	545
Accretion of preferred stock dividends	—	—	—	—	—	(4,811)	(4,811)
Proceeds from exercise of options to purchase common stock	18	—	18	—	—	—	18
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	547	—	547
Net income	—	—	—	—	—	7,571	7,571

Balance at March 31, 2006	119,564	$120	$59,017	$—	$1,459	$7,671	$68,267

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,571	$2,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	21,639	22,490
Deferred income taxes	1,379	2,370
Stock-based compensation expense	545	965
Minority interest expense	525	853
Issuance of restricted stock	—	(420)
(Increase) Decrease in:
Accounts receivable	(37,376)	(59,884)
Prepaid expenses and other current assets	(2,145)	(3,897)
Inventories	(61,279)	(10,051)
Other assets	271	(2,635)
Increase (Decrease) in:
Accounts payable	(51,718)	40,095
Due from/to affiliates	27,777	24,454
Income taxes receivable/payable	(749)	(418)
Other accrued liabilities	(34,633)	(15,786)

Net cash provided by (used in) operating activities	(128,193)	301

Cash flows from investing activities:
Acquisition of property and equipment	(11,768)	(19,722)
Payments in affiliation transactions	(3,281)	(2,070)
Proceeds from sale of real estate interests in joint venture	—	900
Proceeds from contract separation	—	1,807

Net cash used in investing activities	$(15,049)	$(19,085)

Cash flows from financing activities:
Proceeds from senior floating rate notes	$—	$250,000
Proceeds from other indebtedness	—	13,100
Net borrowings under revolving facility	20,000	—
Payment of dividends on preferred stock	—	(200,015)
Payment of dividends on common stock	—	(49,985)
Repayment of term loan	(1,000)	(14,912)
Repayment of other indebtedness	(2,076)	(2,646)
Issuance of stock	—	1,319
Contributions from minority shareholders	482	—
Proceeds from exercise of options	18	—

Net cash provided by (used in) financing activities	17,424	(3,139)

Decrease in cash and equivalents	(125,818)	(21,923)
Cash and equivalents:
Beginning of period	125,838	120,400

End of period	$20	$98,477

Supplemental Cash Flow Information:
Interest paid	$46,944	$33,246
Taxes paid	4,850	—

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of US Oncology Holdings, Inc. (“Holdings” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2006, and subsequent filings.

Certain previously reported financial information, including minority interest expense, has been reclassified to conform to the current interim presentation.

NOTE 2 – REVENUES

The Company derives revenues primarily from (i) comprehensive service arrangements with physician practices; (ii) pharmaceutical services agreements with physician practices under the service line model; (iii) fees paid by pharmaceutical companies for services as a group purchasing organization, data services and other manufacturer services and (iv) research agreements with pharmaceutical manufacturers and other trial sponsors.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payors. For the three months ended March 31, 2006 and 2005, the affiliated practices derived 37.4% and 41.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.3%, relates to Medicare managed care programs in both periods) and 3.3% and 3.0%, respectively, from services provided under state Medicaid programs. For the three months ended March 31, 2006 and 2005, capitation revenues were less than 1% of total net patient revenue. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payor mix could materially and adversely affect the Company’s revenues.

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. Conversion to ASP-based reimbursement from AWP reduced Medicare reimbursement for pharmaceuticals approximately 15%, effective January 1, 2005. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a further decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005. During the three months ended March 31, 2006, the Company experienced a further decline of approximately 0.3% in Medicare reimbursement from December 31, 2005. This change negatively affected US Oncology’s financial performance.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of revenue for both of the three month periods ended March 31, 2006, and 2005.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

NOTE 3 – INTANGIBLE ASSETS AND GOODWILL

Changes in intangible assets relating to service agreements and goodwill during the three months ended March 31, 2006 consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2005	$242,687	$716,732
Practice affiliations	1,700	—
Amortization expense	(3,513)	—

Balance at March 31, 2006	$240,874	$716,732

Accumulated amortization relating to service agreements was $22.6 million and $19.1 million at March 31, 2006 and December 31, 2005, respectively.

The carrying value of goodwill is subject to impairment tests under the requirements of SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company performs impairment tests on an ongoing basis annually during the fourth quarter, and more frequently in the event that circumstances indicate an impairment may have occurred. No impairments were recorded during the three months ended March 31, 2006 or 2005.

NOTE 4 – INDEBTEDNESS

As of March 31, 2006 and December 31, 2005, short-term borrowings and long-term indebtedness consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
US Oncology, Inc.
Senior Secured Credit Facility	$399,088	$380,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	5,076	6,936
Mortgage, capital lease obligations and other	14,912	26,206

	997,076	991,230
Less: Short-term borrowings	(20,000)	—
Current maturities of long-term indebtedness	(8,121)	(10,359)

	$968,955	$980,871
US Oncology Holdings, Inc.
Senior Floating Rate Notes, due 2015	250,000	250,000

	$1,218,955	$1,230,871

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

Short-term borrowings consist of $20.0 million outstanding under the revolving credit facility that is available under the Senior Secured Credit Facility. Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of March 31, 2006, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
US Oncology payments due	$8,121	6,504	4,939	4,943	5,034	$947,535
Holdings payments due	—	—	—	—	—	250,000

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $560.0 million, consisting of:

•	a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At March 31, 2006, $117.6 million was available for borrowing as the availability had been reduced by borrowings amounting to $20.0 million, (bearing interest at 8.0%) and outstanding letters of credit amounting to $22.4 million. At December 31, 2005, no amounts had been borrowed under the revolving credit facility.

•	a $400.0 million term loan facility with a maturity of seven years. The amount outstanding under the term loan was $379.1 million and $380.1 million as of March 31, 2006 and December 31, 2005, respectively.

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

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which will become more restrictive over time. After the financial results are finalized for the year ending December 31, 2005, and each year thereafter, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the year ended December 31, 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of March 31, 2006, the Company is in compliance with all financial covenants.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of dividends to Holdings. During the first quarter of 2006, US Oncology paid Holdings an $11.7 million dividend to finance the semi-annual interest payment, due March 15, 2006. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $76.8 million as of March 31, 2006.

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

Proceeds from the Holdings Notes issued in March, 2005 were used to pay a $250 million dividend to its common and preferred shareholders in April, 2005. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ 2004 Long-term Cash Incentive Plan, and Holdings incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the second quarter of 2005.

NOTE 5 - STOCK-BASED COMPENSATION

The following disclosures relate to stock incentive plans involving shares of Holdings common stock or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is included in the financial statements of US Oncology as the participants in such plans are employees in US Oncology.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (SFAS 123R). SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense is recognized for options awarded prior to January 1, 2006 unless these awards are modified subsequent to the adoption of the standard. We applied the prospective transition method and the adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. In accordance with the prospective transition method, results for prior periods have not been restated. Upon adoption of SFAS 123R, the Company eliminated the unamortized balance of deferred compensation associated with outstanding restricted share awards against additional paid-in-capital.

For all awards issued or modified after the adoption of SFAS 123R, compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

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

At March 31, 2006, 21,970,000 shares of restricted stock had been granted and 320,371 shares were available for future awards. No shares of restricted stock were granted during the three months ended March 31, 2006 and 240,000 shares were granted during the three months ended March 31, 2005, with a fair value of approximately $0.4 million. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total compensation expense of approximately $0.5 million and $1.0 million, respectively, for the three months ended March 31, 2006 and 2005.

Compensation expense related to outstanding restricted share awards is estimated to be $2.3 million, $0.7 million, $0.4 million and $0.1 million for the fiscal years ending December 31, 2006, 2007, 2008, and 2009, respectively. Deferred compensation related to these awards becomes fully amortized during the year ended December 31, 2009.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

The following summarizes activity for options awarded under the Equity Incentive Plan:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2005	2,801,500	$1.13
Granted	187,500	1.55
Exercised	(18,000)	1.00
Forfeited	(71,000)	1.00

Balance, March 31, 2006	2,900,000	$1.16

At March 31, 2006, 2,900,000 options to purchase Holdings common stock were outstanding and 1,009,845 options were available for future awards. Holdings granted 187,500 and 445,000 options to purchase common shares during the three months ended March 31, 2006 and 2005, respectively. The fair value of options awarded during the quarter ended March 31, 2006 was estimated at $0.58 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.68%; expected life of five years; expected volatility of 32.2% based on an index or peer companies; and expected dividend yield of zero. As required upon adoption of SFAS 123R, compensation expense related to options granted during the three months ended March 31, 2006 has been recorded based on the grant date fair value and vesting provisions. Compensation expense incurred during the three months ended March 31, 2006 for these awards was not material.

During the three months ended March 31, 2006, holders of options to purchase common stock exercised a total of 18,000 options resulting in aggregate proceeds in the amount of $18,000. Also during the three months ended March 31, 2006, 71,000 options to purchase common stock were forfeited by the holders.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. At both December 31, 2005 and March 31, 2006, options to purchase 58,000 shares of common stock have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to these stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon i) a qualified initial public offering or change in control or ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the quarter ended March 31, 2005, Holdings declared a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan that was financed with a dividend from US Oncology. Compensation expense associated with this obligation was recorded during the three months ended March 31, 2005. No triggering events occurred in the quarter ended March 31, 2006 under the cash incentive plan.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

If any of the payment triggering events described in the Cash Incentive Plan occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $2.3 million as of March 31, 2006. The amount of this obligation may increase or decrease based upon future performance of the Company.

NOTE 6 – SEGMENT FINANCIAL INFORMATION

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

The Company’s reportable segments are based on internal management reporting, which disaggregates business by service line. In the first quarter of 2006, the Company changed its reportable segments to present information for its recently established service offerings related to oncology pharmaceuticals. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our service line model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The segment presentation for the three months ended March 31, 2005 has been conformed to current period presentation.

Balance sheet information by reportable segment is not reported since the Company does not produce such information internally.

The table below presents segment results for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
Product revenues	$386,998	$—	$470,767	$—	$—	$(400,024)	$457,741
Service revenues	142,470	79,006	11,066	12,594	—	(1,134)	244,002

Total revenues	529,468	79,006	481,833	12,594	—	(401,158)	701,743
Operating expenses	(496,520)	(50,488)	(461,353)	(13,457)	(19,079)	400,024	(640,873)
Depreciation and amortization	—	(9,391)	(61)	—	(10,382)	—	(19,834)

Income (loss) from operations	$32,948	$19,127	$20,419	$(863)	$(29,461)	$(1,134)	$41,036

Goodwill (2)	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

	Three Months Ended March 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
Product revenues	$311,377	$—	$56,824	$—	$—	$—	$368,201
Service revenues	128,891	71,277	5,553	10,667	—	—	216,388

Total revenues	440,268	71,277	62,377	10,667	—	—	584,589
Operating expenses	(396,168)	(44,927)	(53,791)	(13,474)	(15,415)	—	(523,775)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)
Depreciation and amortization	(14)	(9,244)	(4)	(267)	(11,367)	—	(20,896)

Income (loss) from operations	$44,086	$17,106	$8,582	$(3,074)	$(41,289)	$—	$25,411

(1)	Eliminations relate primarily to inter-segment sales from our distribution center, which is included in the pharmaceutical services segment to physicians affiliated under comprehensive service agreements in the medical oncology services segment that ultimately administer these drugs to the patients. The distribution center became operational during the quarter ended September 30, 2005. Accordingly, no inter-segment sales from the distribution center to affiliated practices occurred during the quarter ended March 31, 2005.

(2)	As a result of segment reporting changes effective January 1, 2006, the Company also changed the amount of goodwill assigned to its reportable segments. Goodwill in the amount of $129.5 million was assigned to the pharmaceutical services segment and goodwill assigned to the medical oncology services segment was reduced by the same amount. Prior to management changes and the establishment of new service offerings related to oncology pharmaceuticals, certain activities included in the pharmaceutical services segment had been included in the medical oncology services segment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of March 31, 2006, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$50,684	$60,693	$52,046	$43,883	$36,316	$165,846

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

The Company periodically provides guarantees up to predetermined amounts for amounts under service line agreements to certain pharmaceutical suppliers for products purchased by affiliated practices. These guarantees amounted to approximately $1.3 million and $4.7 million at March 31, 2006 and December 31, 2005, respectively.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

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

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena. There were no material changes to the inquiry or the process of responding to the inquiry during the first quarter of 2006.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

In the past, we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which we became aware. The United States has determined not to intervene in any of the qui tam suits of which we are aware and all such suits have been dismissed. Because qui tam actions are filed under seal, a possibility exists that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with the law.

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

Specifically, we are involved in litigation with one net revenue model practice of 35 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law.

US ONCOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 - continued

As a result of breaches of the service agreement by the practice, during the first quarter of 2006, we delivered notice to the practice that we intended to terminate the service agreement and cease providing services thereunder. We terminated the agreement in April 2006. During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. As a result of the ongoing litigation, we have been unable to collect on a timely basis amounts owing to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At March 31, 2006, the total amount owed to us of $37.4 million is reflected on our balance sheet as other assets, net of $10 million that is due (under Court order) to be collected in May 2006 which was included in our accounts receivable. Currently, we have filed a security lien on receivables. We expect to be able to collect all amounts owned to us in the event of a successful conclusion to the litigation with the practice, but we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be.

In connection with the termination, we have assessed the recoverability of the carrying value of certain assets held by us in connection with our management of the practice in question, including accounts receivable purchased from the practice, buildings and equipment and various other assets. In addition to amounts discussed above, $8.7 million of property, plant and equipment, which we own, related to the practice was reflected on our balance sheet as of March 31, 2006. We have not recognized any charges relating to impairment of such assets as of March 31, 2006, as we have concluded that no impairment has occurred to date. However, we cannot assure you that future developments in the litigation or other events will not require such impairment. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time. We may incur certain other costs associated with the termination, such as costs associated with lease terminations and discontinuation of operations in the geographic market in question, and we expect to incur expenses in connection with our litigation with the practice.

We intend to vigorously pursue our claims, including claims for any costs and expenses that we incur as a result of the termination of the service agreement and to defend against the practice’s allegations that we breached the agreement and that the agreement is unenforceable. However, we cannot provide assurance as to what the outcome of the litigation will be, or, even if we prevail in the litigation, whether we will be successful in recovering the full amount, or any, of our costs associated with the litigation and termination of the service agreement.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140”. SFAS No. 155 simplifies accounting for certain hybrid instruments by permitting fair value remeasurement for financial instruments. SFAS No. 155 is effective for years beginning after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140”. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess rights for impairment or the need for an increased obligation. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2006, and subsequent filings.

General

We provide comprehensive services to our network of affiliated practices, made up of 1,012 affiliated physicians in 487 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. Annually, we are responsible for purchasing, delivering and managing more than $1.8 billion of pharmaceuticals through a network of 46 licensed pharmacies, 152 pharmacists and 315 pharmacy technicians.

We provide practice management services under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management, including:

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

AND RESULTS OF OPERATIONS-continued

•	Public Policy, Government Relations and Patient Advocacy. We provide a voice in Washington D.C. for our affiliated practices and advocate on their behalf with state agencies and lawmakers.

Each of our segments providing comprehensive management services to affiliated physicians is described below:

Medical Oncology Services.

In addition to practice management services, we provide oncology pharmaceutical services to medical oncologists that have affiliated under comprehensive service agreements. Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. We provide comprehensive pharmaceutical services to our affiliated practices in an effort to enhance cost-effectiveness, including:

•	Price Negotiation. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of our significant size and the scale of our network, we generally are able to procure market differentiated pricing on pharmaceutical purchases by our affiliated practices.

•	Inventory Management. We track drug usage and waste and develop and implement network-wide protocols and systems designed to enhance drug safety and efficiency.

•	Admixture. At some locations, we coordinate comprehensive mixing services for oncology drugs.

•	National Network Participation. We coordinate national meetings and discussions among our affiliated physicians regarding treatment protocols, drug effectiveness and other pharmacy related issues, including support for a network-wide pharmacy and therapeutics committee made up of our affiliated physicians.

•	Retail Pharmacy. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Cancer Center Services.

In addition to practice management services, we provide development capital and manage all aspects of the cancer center process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting issues, and through construction, development and operations. We encourage medical oncology practices with sufficient market presence to diversify into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not at a typical practice office. We believe that this diversification enables practices to offer a broader range of technologies to their patients, such as radiation therapy and diagnostic radiology, as well as enhances medical oncologists’ financial position by mitigating some of their exposure to changes in pharmaceutical economics. We believe a fully integrated, diversified practice is best able to offer patients high-quality, cost effective care in their local communities.

The steps undertaken to establish a cancer center include:

•	Market Evaluation. We assess markets, including evaluation of competition, demographic trends, referral patterns and patient base, for both initial construction, expansion of existing centers and introduction of new treatment services.

•	Pre-Construction Analysis and Planning. We facilitate site selection and drive permitting, zoning, and similar requirements. We also coordinate certificate of need or similar approval processes, where necessary, develop a master site plan, develop project cost estimates, financial plans, and provide preliminary staffing and equipment plans.

•	Real Property Acquisition. We perform a buy versus lease analysis with respect to potential cancer center sites, and as appropriate, enter into lease agreements or purchase property for new centers.

•	Construction. We manage all aspects of the design, engineering, and construction of a new center.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

•	Technical Services. We facilitate a clinical team to define, monitor, and develop learning forums to bring in and maintain diagnostic and treatment technology in a center. In addition, we ensure the effective integration of the diagnostic and treatment technologies.

•	Technology Procurement. We purchase the diagnostic and treatment technology and furniture for the center, taking advantage of our purchasing strength to obtain favorable pricing. We coordinate installation of the equipment and ongoing maintenance and upgrades. We also provide technical expertise to design and install the integration of all technology.

•	Personnel. We recruit and hire clinical and administrative staff to operate and manage the center, including physicists, therapist, clerical staff, and practice managers. We have also established various online, web and telephonic training sessions regarding clinical, reimbursement and management topics. Several of these classes allow for continuing education credits from various professional associations.

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

In addition to the medical oncology and cancer center services described above, we provide services to affiliated physicians, pharmaceutical manufacturers and biotechnology companies through arrangements other than comprehensive service agreements.

Pharmaceutical Services.

We purchase, manage and distribute specialty oncology pharmaceuticals for our affiliated practices, including our service line model where medical oncology practices contract to purchase only the pharmaceutical aspects of our medical oncology services described above. Through our distribution center in Fort Worth, Texas, we supply approximately 75% of the value of pharmaceuticals to our network of affiliated practices. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices. GPO fees are typically based on the volume of drugs purchased by the affiliated practices. We also provide informational and other services to pharmaceutical manufacturers, including data reporting and analysis.

Research/Other Services.

We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. We currently supervise 76 clinical trials supported by our network of 295 participating physicians in 144 research locations.

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

AND RESULTS OF OPERATIONS-continued

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2006 will be to:

•	further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (PQE) initiative is being led and supported by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients. Currently, the Company is in the process of identifying the processes that will most impact the quality and timeliness of patient care. The Company next intends to evaluate and, if necessary, redesign these so that practices will be able to implement standardized best practices aimed at optimizing the patient experience.

•	expand the network’s evidence-based medicine initiative, Cancer Care Pathways, which continues to enjoy strong adoption among physicians and practices. As of March 31, 2006, 66% of network practices have adopted on average five disease-specific pathway.

•	aggressively implement iKnowMed, the Company’s oncology-specific electronic medical records system. At the end of the first quarter, 129 physicians were utilizing the system and more are scheduled to begin use in 2006.

•	continue US Oncology’s entrance into the pharmaceutical distribution business with the development of a specialty pharmacy and mail order capability, OncologyRx® Care Advantage. This new distribution capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as payors looking to consolidate their pharmaceutical purchasing power to reduce costs. The launch of this new service is currently targeted for the third quarter of 2006.

As part of our strategy to broaden the range of services offered to affiliated practices, we have developed a pharmaceutical distribution operation. We completed the build out of our 75,000 square foot distribution facility in Fort Worth, Texas, and obtained necessary distribution licenses during the year 2005. Distribution operations for all 351 sites have commenced.

All orders are processed through the distribution center, while shipments are currently made from both our distribution facility and our third-party distributor. Our affiliated practices currently receive approximately 75% of the value of their pharmaceuticals from the distribution facility. We believe our own distribution operation provides an opportunity to enhance efficiency within our network, and affords us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

Our total investment in distribution facilities and equipment was approximately $13.9 million as of March 31, 2006. In the first quarter of 2006, the Company made further working capital investments related to its distribution initiative of approximately $113.0 million, primarily in inventory to adequately stock and operate the distribution warehouse, and through the acceleration of payables to take advantage of prompt payment discounts offered by pharmaceutical manufacturers.

Further service offerings include our market focus business and the development of our specialty pharmacy product offering. Our market focus business provides services to pharmaceutical companies including data reporting and analysis, and other marketing services. This business has been launched and is providing services to our customers, while continuing to develop further service offerings. The development of our specialty pharmacy business during 2006 will allow us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions. We expect the specialty pharmacy business to be operational in the third quarter of 2006.

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

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Economic Models

Our comprehensive service agreements are long-term agreements (generally with initial terms of 25 to 40 years), cannot be terminated unilaterally without cause and physicians are required to enter into employment or non-competition agreements with the practice. We may pay consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have assisted affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups.

Under the majority of our comprehensive service agreements, we are compensated on the “earnings model” (as contrasted with the “net revenue” model). Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the first quarter of 2006, 93.5% of our comprehensive management services revenue was derived from affiliated practices managed under agreements under the earnings model. In some states, our agreements provide for a fixed management fee.

Of our comprehensive services revenue for the quarter ended March 31, 2006, 6.5% was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee.

We believe the net revenue model does not appropriately align the interests of the Company and the affiliated practices and have sought to convert net revenue model practices to the earnings model or service line model. On April 18, 2006 we terminated our relationship with the only large net revenue practice remaining in our network. This practice constituted 4.6% of our consolidated revenue and 2.3% of our EBITDA for the quarter ended March 31, 2006.

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

Additional risks and uncertainties relating to our operations include Medicare reimbursement for prescription drugs used by affiliated practices, including continued implementation of the Medicare Modernization Act of 2003 (“MMA”), calculation of average sales price, implementation of third-party vendor programs and other matters, impact of ASP-based reimbursement on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), concentration of pharmaceutical purchases and favorable pricing among a limited number of vendors, reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as entry into pharmaceutical distribution and implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to fund our operations through operating cash flow or utilization of our existing credit facility or our ability to obtain additional financing on acceptable terms, our ability to implement our distribution initiative and other strategic initiatives, our ability to complete cancer centers and PET facilities currently in development, our

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices.

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

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 15, 2006, and subsequent filings, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Since implementation, ASP has been adjusted quarterly. We experienced a further 7.5% cumulative decrease in Medicare reimbursement, based on these quarterly adjustments, during the year ended December 31, 2005. We have experienced a further 0.3% decrease in Medicare reimbursement during the first quarter ended March 31, 2006. For second quarter 2006, the quarterly adjustment to ASP should result in a 0.8% increase in Medicare drug reimbursement. The adverse impact of ASP implementation has been, and will be, partially mitigated by the overall growth of affiliated practices’ revenues.

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

AND RESULTS OF OPERATIONS-continued

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

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Department (“HOPD”) rates effective January 1, 2007. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to 2005 results, EBITDA would be expected to decrease $5-7 million. In addition, the Physician Fee Schedule Final Rule published in November 2005, contained a reduction in payments for multiple imaging procedures performed on contiguous body parts on the same day. This provision will be implemented over two years beginning January 1, 2006. If the full impact of this provision is applied to 2005 results, reimbursement for 2005 would have decreased by $1.2 million.

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

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting by retiring from the practice of medicine, moving to a hospital setting, or beginning in 2006, choosing to obtain drugs through CAP. Any such changes in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing U.S. budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

the United States of America (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Please refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K, filed with the SEC on March 15, 2006, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume based pharmaceutical rebates.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140”. SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also eliminates the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for fiscal years beginning after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140”. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measure at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.

Discussion of Non-GAAP Information

In this release, the Company uses the term “EBITDA”. EBITDA is earnings before interest, taxes, depreciation and amortization (including amortization of stock compensation) and minority interest expense. Prior to the first quarter of 2006,

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

minority interest expense was treated as a reduction of EBITDA. EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This measure is derived from relevant items in the Company’s GAAP financials. A reconciliation of EBITDA to net income and operating cash flow is included in this quarterly report.

Management believes EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA, among other financial measures, to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to our operating segments. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure.

Results of Operations

As of March 31, 2006 and 2005, respectively, we have affiliated with the following number of physicians (including those under service line arrangements), by specialty:

	March 31,
	2006	2005
Medical oncologists/hematologists	828	760
Radiation oncologists	140	133
Other oncologists	44	45

Total physicians	1,012	938

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and service line agreements:

Comprehensive Service Agreements(1)(2)	Three Months Ended March 31,
	2006	2005
Affiliated physicians, beginning of period	856	797
Physician practice affiliations	6	10
Recruited physicians	5	4
Physician practice separations (2)	—	(5)
Retiring/Other	(3)	(4)
Net conversions from (to) service line agreements	10	—

Affiliated physicians, end of period	874	802

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Service Line Agreements(3)	Three Months Ended March 31,
	2006	2005
Affiliated physicians, beginning of period	138	133
Physician practice affiliations	12	7
Physician practice separations	—	(4)
Retiring/Other	(2)	—
Net conversions from (to) comprehensive service agreements	(10)	—

Affiliated physicians, end of period	138	136

Total affiliated physicians	1,012	938

(1)	Operations related to comprehensive service agreements are included in the medical oncology and the cancer center services segments.
(2)	On April 18, 2006 we terminated our relationship with a net revenue practice comprising 35 physicians.
(3)	Operations related to service line agreements are included in the pharmaceutical services segment.

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended March 31,
	2006	2005
Cancer Centers, beginning of period	84	79
Cancer Centers opened	—	2

Cancer Centers, end of period	84	81

Radiation oncology-only facilities, end of period	13	13

Total Radiation Oncology Facilities	97	94

PET Systems (1)	30	27

(1)	Includes 10 and 4 PET/CT systems at March 31, 2006 and 2005, respectively.

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements per operating day:

	Three Months Ended March 31,
	2006	2005
Per Operating Day:
Medical oncology visits	10,051	9,200
Radiation treatments	2,919	2,876
IMRT treatments (included in radiation treatments)	477	420
PET scans	164	141
CT scans	655	520
New patients enrolled in research studies	646	811

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended March 31,
	2006	2005
Product revenues	65.2%	63.0%
Service revenues	34.8	37.0

Total revenues	100.0	100.0

Cost of products	62.5	60.0
Cost of services:
Operating compensation and benefits	16.6	17.1
Other operating costs	9.5	9.8
Depreciation and amortization	2.3	2.7

Total cost of services	28.4	29.6
Total cost of products and services	90.9	89.6
General and administrative expense	2.7	2.6
Compensation expense under long-term incentive plan	—	2.5
Depreciation and amortization	0.5	0.9

Total costs and expenses	94.1	95.6

Income from operations	5.9	4.4

Other expense:
Interest expense, net	(3.9)	(3.5)
Minority interest expense	(0.1)	(0.2)

Income before income taxes	1.9	0.7
Income tax provision	(0.8)	(0.3)

Net income	1.1%	0.4%

We provide medical oncology services, cancer center services, pharmaceutical services and research services to affiliated physician practices, pharmaceutical manufacturers and biotechnology companies. We currently earn revenue from physician practices a) under comprehensive service agreements, through which we provide a comprehensive array of business services to affiliated practices and are paid a service fee and reimbursed for all expenses, and b) under service line agreements through which we offer pharmaceutical purchasing and management services. We also earn revenue from pharmaceutical manufacturers and biotechnology companies for acting as a group purchasing organization on behalf of our affiliated practices and from providing other services such as data reporting and analysis and clinical research.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

We derive revenue primarily in four areas:

•	Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues derived from amounts we bill and collect on behalf of affiliated practices, which are reduced by the amounts retained by those practices under our contracts. Service fee revenue is recorded when services are rendered based on established or negotiated rates, reduced by a) contractual adjustments and allowances for doubtful accounts and b) the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. Under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

•	GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies.

•	Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

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

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts we remit to physician groups are excluded from our revenue because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Revenue

The following tables reflect our revenue by segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
Medical oncology services	75.5%		75.3%
Cancer center services	11.3		12.2
Pharmaceutical services	68.6		10.7
Research and other services	1.8		1.8
Eliminations	(57.2	)(1)	0.0 (1)

	100.0%		100.0%

	Three Months Ended March 31, (in thousands)
	2006		2005	Change

Medical oncology services	$529,468		$440,268	20.3%
Cancer center services	79,006		71,277	10.8
Pharmaceutical services	481,833		62,377	nm	(2)
Research and other services	12,594		10,667	nm	(2)
Eliminations	(401,158	)(1)	—	nm	(2)

	$701,743		$584,589	20.0%

(1)	Eliminations relate primarily to inter-segment sales from our distribution center, which is included in the pharmaceutical services segment to physicians affiliated under comprehensive service agreements in the medical oncology services segment that ultimately administer these drugs to the patients. The distribution center became operational during the quarter ended September 30, 2005. Accordingly, no inter-segment sales from the distribution center to affiliated practices occurred during the quarter ended March 31, 2005.

(2)	Not meaningful.

Medical Oncology Services. Medical oncology services revenue increased 20.3% over the same period of the prior year. The revenue increase reflects a 9.3% increase in medical oncology visits, as well as growth in pharmaceutical revenue throughout the network, over the quarter ended March 31, 2005.

Cancer Center Services. Cancer center services revenue was $79.0 million, an increase of 10.8% over the same period of the prior year. The increase reflects the net addition of three integrated cancer centers since the first quarter of 2005 and the clinical acceptance of new technology, which together contributed to a 13.6% increase in IMRT treatments and a 23.9% increase in diagnostic scans.

Pharmaceutical Services. Pharmaceutical services revenue increased $419.5 million over the first quarter of 2005. Pharmaceutical services revenue consists primarily of drug sales from our distribution center to practices affiliated under comprehensive service agreements, and to a lesser extent sales to practices under our service line model. Pharmaceutical services revenue also includes fees earned from pharmaceutical manufacturers for acting as a group purchasing organization for our affiliated practices and other manufacturer services. The increase includes revenue of approximately $400.0 million related to sales from our distribution center to affiliated practices in the medical oncology services segment that did not occur in the first quarter of 2005 as the distribution center was not operational during that period.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Sales from the distribution center to affiliated practices in the medical oncology services segment are eliminated in the determination of our consolidated revenue. Revenues, excluding sales from our distribution center to affiliated practices in the medical oncology services segment, were $81.8 million during the first quarter of 2006 an increase of $19.4 million over the first quarter of 2005, due primarily to a $13.9 million increase in service line model revenues.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below:

	Three Months Ended March 31,
Operating costs as a percentage of revenue:	2006	2005
Cost of products	62.5%	60.0%
Cost of services:
Operating compensation and benefits	16.6	17.1
Other operating costs	9.5	9.8
Depreciation and amortization	2.3	2.7

Total cost of services	28.4	29.6

Total cost of products and services	90.9%	89.6%

	Three Months Ended March 31,		Change
	2006	2005
Cost of products	$438,313	$351,009	24.9%
Cost of services:
Operating compensation and benefits	116,682	99,980	16.7
Other operating costs	66,800	57,371	16.4
Depreciation and amortization	16,034	15,665	2.4

Total cost of services	199,516	173,016	15.3

Total cost of products and services	$637,829	$524,025	21.7

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments. As a percentage of revenue, cost of products was 62.5% and 60.0% in the periods ended March 31, 2006 and 2005, respectively, reflecting increases in the cost of pharmaceuticals charged by manufacturers that have not been reflected in ASP-based reimbursement rates. ASP-based reimbursements for the first quarter of 2006 are based upon average sales prices during the third quarter of 2005. Accordingly, increasing pharmaceutical prices will generally impact our cost of products before the corresponding increase in revenue occurs.

Cost of Services. Cost of services includes operating compensation and benefits including salaries and wages of our operating-level employees and the employees of our affiliated practices (other than physicians) and other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, operating compensation and benefits and other operating costs were 26.1% and 26.9% in the periods ended March 31, 2006 and 2005, respectively, reflecting the economies of scale being obtained in both our medical oncology and cancer center services segments.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Corporate Costs.

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. Our corporate costs are presented in the table below:

	Three Months Ended March 31,
Corporate costs as a percentage of revenue:	2006	2005
General and administrative expense	2.7%	2.6%
Compensation expense under long-term incentive plan	—	2.5
Depreciation and amortization	0.5	0.9
Interest expense, net	3.9	3.5
Minority interest expense	0.1	0.2

	Three Months Ended March 31,		Change
	2006	2005
General and administrative expense	$19,078	$15,415	23.8%
Compensation expense under long-term incentive plan	—	14,507	nm (1)
Depreciation and amortization	3,800	5,231	(27.4)
Interest expense, net	27,458	20,747	32.3
Minority interest expense	525	853	(38.5)

(1)	Not meaningful.

General and Administrative. General and administrative expense was $19.1 million for the three months ended March 31, 2006 and $15.4 million for the same period in 2005. As a percentage of revenue, general and administrative expense increased to 2.7% for the first quarter of 2006 from 2.6% in the first quarter of 2005. The increase over 2005 reflects additional costs incurred made to support our strategic initiatives.

Compensation expense under long-term incentive plan. During the periods compared in this report we have incurred a charge that management does not consider meaningful in understanding the trends impacting our current or anticipated results of operations. We incurred $14.5 million of compensation expense under our long-term cash incentive plan in the first quarter of 2005 as the result of paying a special dividend to our shareholders.

Interest. Interest expense, net, increased to $27.5 million in the first quarter of 2006 from $20.7 million in the comparable period of prior year. The increase is attributable to $250.0 million senior floating rate notes issued by US Oncology Holdings in March, 2005 and, to a lesser extent, increasing interest rates related to our variable rate debt.

Income Taxes. Our effective tax rate was 42.0% for the three months ended March 31, 2006 and 40.2% for the three months ended March 31, 2005. The increase in the effective tax rate is attributable primarily to non-deductible public policy and entertainment costs.

Net Income. Net income for the first quarter 2006 was $7.6 million, an increase of $5.4 million from the first quarter of 2005. Net income in the first quarter 2005 was reduced by $14.5 million of long-term compensation expense that did not recur in 2006. Partially offsetting this reduction was higher general and administrative expenses, reflecting the additions of resources to support our strategic initiatives, and higher interest expense as 2006 includes the full quarter impact of $250.0 million Senior Floating Rate Notes issued in late March 2005.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

EBITDA. Overall, we experienced an improvement in operating margins associated with earnings before taxes, interest, depreciation and amortization (including amortization of stock compensation). EBITDA was $61.4 million, or 8.8% of revenue, for the three months ended March 31, 2006 compared to $46.4 million or 7.9% of revenue, for the same period in 2005. The improvement is attributable primarily to the payment of $14.5 million in long-term compensation expense during the three months ended March 31, 2005 that did not recur in 2006 as well as earnings from the Company’s distribution center in 2006 that was not operational during the first quarter of 2005.

The following table reconciles net income as shown in the Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA and reconciles EBITDA to net cash provided by operating activities as shown in the Condensed Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$7,571	$2,165
Interest expense, net and other income	27,458	20,747
Income taxes	5,482	1,646
Depreciation and amortization	19,834	20,896
Amortization of stock-based compensation expense	545	965
Minority interest expense	525	— (1)

EBITDA	61,415	46,419
Compensation expense under long-term incentive plan	—	14,507
Changes in assets and liabilities	(158,047)	(41,455)
Minority interest expense	— (1)	853
Deferred income taxes	1,379	2,370
Interest expense, net and other income	(27,458)	(20,747)
Income tax expense	(5,482)	(1,646)

Net cash provided by (used in) operating activities	$(128,193)	$301

(1)	Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA. Had minority interest expense been added back for the quarter ended March 31, 2005, EBITDA would have amounted to $47.3 million.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Following is the EBITDA for our operating segments for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

	Three Months Ended March 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
Product revenues	$386,998	$—	$470,767	$—	$—	$(400,024)	$457,741
Service revenues	142,470	79,006	11,066	12,594	—	(1,134)	244,002

Total revenues	529,468	79,006	481,833	12,594	—	(401,158)	701,743
Operating expenses	(496,520)	(59,879)	(461,414)	(13,457)	(29,461)	400,024	(660,707)

Income (loss) from operations	32,948	19,127	20,419	(863)	(29,461)	(1,134)	41,036
Add back:
Depreciation and amortization	—	9,391	61	—	10,382	—	19,834
Amortization of stock-based compensation expense	—	—	—	—	545	—	545

EBITDA	$32,948	$28,518	$20,480	$(863)	$(18,534)	$(1,134)	$61,415

	Three Months Ended March 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
Product revenues	$311,377	$—	$56,824	$—	$—	$—	$368,201
Service revenues	128,891	71,277	5,553	10,667	—	—	216,388

Total revenues	440,268	71,277	62,377	10,667	—	—	584,589
Operating expenses	(396,182)	(54,171)	(53,795)	(13,741)	(26,782)	—	(544,671)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Income (loss) from operations	44,086	17,106	8,582	(3,074)	(41,289)	—	25,411
Minority interest(2)	(665)	(188)	—	—	—	—	(853)
Add back:
Depreciation and amortization	14	9,244	4	267	11,367	—	20,896
Amortization of stock-based compensation expense	—	—	—	—	965	—	965

EBITDA	$43,435	$26,162	$8,586	$(2,807)	$(28,957)	$—	$46,419

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).
(2)	Prior to the first quarter of 2006, minority interest expense was treated as a reduction of EBITDA.

Medical oncology services EBITDA decreased 24.2% from the first quarter of 2005. The decrease is primarily attributed to average sales price (“ASP”) reimbursement under Medicare that was effective January 1, 2005 and resulted in subsequent reductions to reimbursement rates during each quarter of 2005.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Cancer center services EBITDA was $28.5 million representing an increase of 9.0% over the first quarter of 2005. The increase reflects revenue growth from the addition of three integrated cancer centers since the first quarter of 2005 and the clinical acceptance of new radiation technology, which together contributed to a 13.6% increase in IMRT treatments and a 23.9% increase is diagnostic scans.

Pharmaceutical services EBITDA was $20.5 million for the first quarter of 2006, an increase of $11.9 million over the comparable prior year period. The increase is attributable to $6.0 million EBITDA generated by the distribution center primarily reflecting the ramp up of the distribution services provided to our affiliated practices. Also contributing to the increase was a $4.1 million increase in EBITDA from data analysis and reporting services provided to manufacturers.

Liquidity and Capital Resources

As of March 31, 2006, we had net working capital of $202.9 million. We had current liabilities of $427.1 million, including $28.1 million in short-term borrowings and current maturities of long-term debt. We also have $1,219.0 million of long-term indebtedness. During the three months ended March 31, 2006, we used $128.2 million and $15.0 million, respectively, in operating and investing activities, and generated $17.4 million by financing activities.

Cash Flows from Operating Activities

The Company used $128.2 million in cash for operations in the first quarter of 2006 compared to generating $0.3 million in the first quarter of 2005. The decrease in operating cash flow was due to working capital investments of $113.0 million, primarily for inventory and accounts payable at the Company’s distribution center which began distributing a limited number of pharmaceuticals in the third quarter of 2005. Inventory increased by $61.3 million from December 31, 2005 to March 31, 2006. Additionally, accounts payable decreased $51.7 million since December 31, 2005 as the Company has accelerated payments for inventory purchases to realize the benefit of prompt payment discounts from pharmaceutical manufacturers. The Company believes its working capital investment in the distribution center is nearing normalized levels.

During the first quarter of 2006, the Company made interest payments totaling $46.9 million, including $39.8 million related to its $300 million 9% Senior Notes, $275 million 10.75% Senior Subordinated Notes and $250 million Senior Floating Rate Notes. These payments are semi-annual interest obligations. Also, cash flow during the first quarter of 2006 was negatively impacted by developments in an ongoing dispute with a former net revenue model practice that breached the terms of its management services agreement in February 2006 by restricting our access to our depository account, resulting in $18.0 million of collections as of March 31, 2006 that could not be accessed by the Company.

Cash Flows from Investing Activities

During the three months ended March 31, 2006, we used $15.0 million for investing activities. The investments consisted primarily of $11.8 million in capital expenditures, including $7.4 million relating to the development and construction of cancer centers. During the three months ended March 31, 2006, capital expenditures for our distribution initiative amounted to $1.8 million and maintenance capital expenditures were $2.6 million.

During the three months ended March 31, 2005, we used $19.1 million for investing activities. Capital expenditures during the three months ended March 31, 2005 were $19.7 million, including $16.4 million relating to the development and construction of cancer centers and $3.3 million for maintenance capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2006, we generated $17.4 million in cash by financing activities. Cash generated during this period is primarily related to $20.0 million in short-term borrowings under our revolving credit facility.

During the three months ended March 31, 2005, we used $3.1 million in cash from financing activities. The use of cash in the first quarter of 2005 is primarily related to $14.9 million in repayments under our term loan facility, partially offset by $13.1 million in new borrowings and $1.3 million of proceeds from the issuance of stock. Also, during the quarter ended March 31, 2005, we issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) and used the proceeds to pay a dividend to our common and preferred shareholders.

US ONCOLOGY HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The payment of interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to US Oncology Holdings, Inc. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to us, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide us with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $76.8 million as of March 31, 2006.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and acquisitions.

•	Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds and the accelerated funding of accounts payable to earn prompt payment discounts offered by these manufacturers. The Company believes its working capital investment in the distribution center is nearing normalized levels and has begun work to identify and implement working capital improvement opportunities.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers. For all of 2006, we anticipate spending $100 to $110 million for the development of cancer centers, purchase of clinical equipment and investment in information systems.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

As of May 1, 2006, we had cash and cash equivalents of $21.9 million and short-term borrowings of $80.0 million under our revolving credit facility. Availability, further reduced by outstanding letters of credit, was $57.6 million as of that date. In the event that amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

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

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena. There were no material changes to the inquiry or the process of responding to the inquiry during the first quarter of 2006.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

In the past, we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which we became aware. The United States has determined not to intervene in any of the qui tam suits of which we are aware and all such suits have been dismissed. Because qui tam actions are filed under seal, a possibility exists that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with the law.

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

Specifically, we are involved in litigation with one net revenue model practice of 35 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice is seeking unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. We have also alleged that the practice is in breach of the service agreement.

US ONCOLOGY HOLDINGS, INC.

As a result of breaches of the service agreement by the practice, during the first quarter of 2006, we delivered notice to the practice that we intended to terminate the service agreement and cease providing services thereunder. We terminated the agreement in April 2006. During the first quarter of 2006, the practice represented 4.6% and 2.3% of our consolidated revenue and EBITDA, respectively. As a result of the ongoing litigation, we have been unable to collect on a timely basis amounts owing to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At March 31, 2006, the total amount owed to us of $37.4 million is reflected on our balance sheet as other assets, net of $10 million that was collected in May 2006 which was included in our accounts receivable. Currently, we have filed a security lien on receivables. We expect to be able to collect all amounts owed to us in the event of a successful conclusion to the litigation with the practice, but we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be.

In connection with the termination, we have assessed the recoverability of the carrying value of certain assets held by us in connection with our management of the practice in question, including accounts receivable purchased from the practice, buildings and equipment and various other assets. In addition to amounts discussed above, $8.7 million of property, plant and equipment, which we own, related to the practice was reflected on our balance sheet as of March 31, 2006. We have not recognized any charges relating to impairment of such assets as of March 31, 2006, as we have concluded that no impairment has occurred to date. However, we cannot assure you that future developments in the litigation or other events will not require such impairment. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time. We may incur certain other costs associated with the termination, such as costs associated with lease terminations and discontinuation of operations in the geographic market in question, and we expect to incur expenses in connection with our litigation with the practice.

We intend to vigorously pursue our claims, including claims for any costs and expenses that we incur as a result of any termination of the service agreement and to defend against the practice’s allegations that we breached the agreement and that the agreement is unenforceable. However, we cannot provide assurance as to what the outcome of the litigation will be, or, even if we prevail in the litigation, whether we will be successful in recovering the full amount, or any, of our costs associated with the litigation and termination of the service agreement.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

US ONCOLOGY HOLDINGS, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed July 27, 2005 and incorporated herein by reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed July 27, 2005 and incorporated herein by reference.)

4.1	Indenture, dated as of March 29, 2005, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 27, 2005 and incorporated herein by reference.)

4.2	Form of Senior Floating Rate Note due 2015 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of March 15, 2005, among US Oncology Holdings Inc. and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc., as representatives of the Initial Purchasers (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on July 27, 2005 and incorporated herein by reference.)

4.4	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee. (filed as Exhibit 4.3 to the US Oncology, Inc.’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.5	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.4 to the US Oncology, Inc’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.6	Form of 9% Senior Note due 2012 (included in Exhibit 4.4).

4.7	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.8	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.9	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.7).

4.10	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.11	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.12	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein. (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

US ONCOLOGY HOLDINGS, INC.

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

US ONCOLOGY HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC.

Date: May 8, 2006:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard,
President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: May 8, 2006:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(principal accounting officer)