Form 10-Q
period 2006-06-30
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2006-08-11
CIK 1333191, 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:              and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrants as specified in their charters)

Delaware	20-0873619
Delaware	20-0873619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300

Houston, Texas

77060

(Address of principal executive offices)

(Zip Code)

(832) 601-8766

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are a large accelerated filers, an accelerated filers, or a non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒

Indicate by check mark whether the Registrants are a shell companies (as defined in Rule 12(b)-2 of the Securities Exchange

Act of 1934.)    Yes  ☐    No  ☒

As of August 10, 2006, 119,481,851 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

This Form 10-Q is a combined quarterly report being filed separately by two registrants; US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$36	$125,838	$—	$125,837
Accounts receivable	332,208	347,224	332,208	347,224
Other receivables	93,560	84,654	93,560	84,654
Prepaid expenses and other current assets	24,530	22,531	24,530	22,531
Inventories	82,372	47,679	82,372	47,679
Deferred income taxes	6,046	5,630	6,046	5,630
Due from affiliates	63,288	55,996	63,288	55,996

Total current assets	602,040	689,552	602,004	689,551
Property and equipment, net	404,006	412,334	404,006	412,334
Service agreements, net	244,094	242,687	244,094	242,687
Goodwill	716,732	716,732	716,732	716,732
Other assets	74,543	57,669	65,747	49,743

	$2,041,415	$2,118,974	$2,032,583	$2,111,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$7,156	$10,359	$7,156	$10,359
Accounts payable	162,280	237,963	162,117	237,516
Due to affiliates	130,601	122,385	130,601	122,385
Accrued compensation cost	21,176	33,772	21,176	33,772
Accrued interest payable	29,709	31,792	22,855	24,938
Income taxes payable	2,826	7,388	14,140	14,222
Other accrued liabilities	31,528	30,938	31,528	30,938

Total current liabilities	385,276	474,597	389,573	474,130

Deferred revenue	8,230	6,971	8,230	6,971
Deferred income taxes	31,609	28,459	30,372	27,863
Long-term indebtedness	1,218,497	1,230,871	968,497	980,871
Other long-term liabilities	8,722	7,894	8,722	7,894

Total liabilities	1,652,334	1,748,792	1,405,394	1,497,729
Commitments and contingencies (Note 7)
Minority interests	13,810	13,069	13,810	13,069
Preferred stock, 15,000 shares authorized, 13,939 shares issued and outstanding, respectively	302,477	292,716	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized, 119,482 and 119,546 shares issued and outstanding, respectively	120	120	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	59,629	61,990	581,141	583,778
Deferred compensation	—	(3,536)	—	(3,536)
Accumulated other comprehensive income, net of tax	1,708	912	—	—
Retained earnings	11,337	4,911	32,237	20,006

Total stockholders’ equity	72,794	64,397	613,379	600,249

	$2,041,415	$2,118,974	$2,032,583	$2,111,047

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Product revenues	$445,203	$394,507	$445,203	$394,507
Service revenues	244,215	226,170	244,215	226,170

Total revenues	689,418	620,677	689,418	620,677

Cost of products	422,047	377,753	422,047	377,753

Cost of services:
Operating compensation and benefits	113,355	105,131	113,355	105,131
Other operating costs	65,837	59,941	65,837	59,941
Depreciation and amortization	17,885	17,203	17,885	17,203

Total cost of services	197,077	182,275	197,077	182,275

Total cost of products and services	619,124	560,028	619,124	560,028
General and administrative expense	22,210	19,393	22,177	19,197
Depreciation and amortization	3,790	4,091	3,790	4,091

Total costs and expenses	645,124	583,512	645,091	583,316

Income from operations	44,294	37,165	44,327	37,361

Other expense:
Interest expense, net	(29,714)	(26,879)	(23,657)	(20,870)
Minority interest expense	(610)	(45)	(610)	(45)

Income before income taxes	13,970	10,241	20,060	16,446
Income tax provision	(5,354)	(4,701)	(7,659)	(6,689)

Net income	$8,616	$5,540	$12,401	$9,757

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	249	(819)	—	—

Comprehensive income	$8,865	$4,721	$12,401	$9,757

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues	$901,095	$762,707	$901,095	$762,707
Service revenues	490,066	442,558	490,066	442,558

Total revenues	1,391,161	1,205,265	1,391,161	1,205,265

Cost of products	860,360	728,761	860,360	728,761

Cost of services:
Operating compensation and benefits	230,037	203,309	230,037	203,309
Other operating costs	132,637	119,150	132,637	119,150
Depreciation and amortization	33,919	32,868	33,919	32,868

Total cost of services	396,593	355,327	396,593	355,327

Total cost of products and services	1,256,953	1,084,088	1,256,953	1,084,088
General and administrative expense	41,288	34,808	41,129	34,612
Compensation expense under long-term incentive plan	—	14,507	—	14,507
Depreciation and amortization	7,590	9,322	7,590	9,322

Total costs and expenses	1,305,831	1,142,725	1,305,672	1,142,529

Income from operations	85,330	62,540	85,489	62,736

Other expense:
Interest expense, net	(57,172)	(47,590)	(45,151)	(41,333)
Minority interest expense	(1,135)	(898)	(1,135)	(898)

Income before income taxes	27,023	14,052	39,203	20,505
Income tax provision	(10,836)	(6,347)	(15,316)	(8,319)

Net income	$16,187	$7,705	$23,887	$12,186

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	796	(819)	—	—

Comprehensive income	$16,983	$6,886	$23,887	$12,186

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	119,546	$120	$61,990	$(3,536)	$912	$4,911	$64,397
Elimination of unamortized deferred compensation balance	—	—	(3,536)	3,536	—	—	—
Stock-based compensation expense	—	—	1,141	—	—	—	1,141
Accretion of preferred stock dividends	—	—	—	—	—	(9,761)	(9,761)
Proceeds from exercise of options to purchase common stock	32	—	34	—	—	—	34
Forfeiture of restricted shares	(96)	—	—	—	—	—	—
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	796	—	796
Net income	—	—	—	—	—	16,187	16,187

Balance at June 30, 2006	119,482	$120	$59,629	$—	$1,708	$11,337	$72,794

US ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited, in thousands except share information)
		Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total
Balance at December 31, 2005		100	$1	$583,778	$(3,536)	$20,006	$600,249
Elimination of unamortized deferred compensation balance		—	—	(3,536)	3,536	—	—
Stock-based compensation expense		—	—	1,141	—	—	1,141
Contribution of proceeds from exercise of options to purchase common stock		—	—	18	—	—	18
Dividend paid		—	—	(260)	—	(11,656)	(11,916)
Net income		—	—	—	—	23,887	23,887

Balance at June 30, 2006		100	$1	$581,141	$—	$32,237	$613,379

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$16,187	$7,705	$23,887	$12,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	45,121	42,482	44,755	42,190
Deferred income taxes	2,506	6,347	2,509	8,319
Stock-based compensation expense	1,141	1,913	1,141	1,913
Minority interest expense	1,135	898	1,135	898
(Increase) Decrease in:
Accounts receivable	(21,539)	(16,567)	(21,539)	(16,567)
Prepaid expenses and other current assets	(3,180)	(29,012)	(3,180)	(29,531)
Inventories	(34,169)	(22,330)	(34,169)	(22,330)
Other assets	3,817	1,365	3,613	1,365
Increase (Decrease) in:
Accounts payable	(76,552)	82,737	(76,268)	82,024
Due from/to affiliates	2,518	15,308	2,518	15,309
Income taxes receivable/payable	(4,978)	(3,678)	(498)	(4,697)
Other accrued liabilities	(12,713)	(6,071)	(12,713)	(10,694)

Net cash provided by (used in) operating activities	(80,706)	81,097	(68,809)	80,385

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,197	—	1,197	—
Acquisition of property and equipment	(37,519)	(41,468)	(37,519)	(41,468)
Investment in unconsolidated subsidiary	(750)	—	(750)	—
Payments in affiliation transactions	(3,165)	(3,765)	(3,165)	(3,765)
Proceeds from sale of real estate interests in joint venture	—	900	—	900
Proceeds from contract separation	—	1,807	—	1,807

Net cash used in investing activities	(40,237)	(42,526)	(40,237)	(42,526)

Cash flows from financing activities:
Proceeds from senior floating rate notes	—	242,800	—	—
Proceeds from other indebtedness	—	13,245	—	13,245
Net distributions to parent	—	—	(11,916)	(5,589)
Payment of dividends on preferred stock	—	(200,015)	—	—
Payment of dividends on common stock	—	(49,985)	—	—
Repayment of term loan	(1,000)	(15,912)	(1,000)	(15,912)
Repayment of other indebtedness	(3,499)	(4,358)	(3,499)	(4,358)
Issuance of stock	—	899	—	—
Distributions to minority shareholders	(876)	—	(876)	—
Contributions from minority shareholders	482	—	482	—
Proceeds from exercise of options	34	—	—	—
Contribution of proceeds from exercise of options	—	—	18	—

Net cash used in financing activities	(4,859)	(13,326)	(16,791)	(12,614)

Increase (Decrease) in cash and equivalents	(125,802)	25,245	(125,837)	25,245
Cash and equivalents:
Beginning of period	125,838	120,400	125,837	120,399

End of period	$36	$145,645	$—	$145,644

Supplemental Cash Flow Information:
Interest paid	$56,088	$38,525	$44,603	$38,525
Taxes paid (refunded)	13,306	(8,958)	13,306	(8,958)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006

NOTE 1 – Basis of Presentation

In March, 2004, US Oncology Holdings, Inc. (“Holdings”), which was formerly known as Oiler Holding Company, and its wholly-owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. (“US Oncology”) pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. On August 20, 2004, the merger was consummated, and US Oncology became a wholly-owned subsidiary of Holdings. Holdings and US Oncology are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in many of the new cancer-related clinical research studies. US Oncology is affiliated with 977 physicians operating in 392 locations, including 90 radiation oncology facilities in 34 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006, and subsequent filings.

Certain previously reported financial information, including minority interest expense, has been reclassified to conform to the current interim presentation.

NOTE 2 – Revenues

The Company derives revenues primarily from (i) comprehensive service arrangements with physician practices; (ii) pharmaceutical services agreements with physician practices under the oncology pharmaceutical services (“OPS”) model; (iii) fees paid by pharmaceutical companies for services as a group purchasing organization, data services and other manufacturer services and (iv) research agreements with pharmaceutical manufacturers and other trial sponsors.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended June 30, 2006 and 2005, the affiliated practices derived 34.9% and 40.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.9% and 1.9%, respectively, relates to Medicare managed care) and 3.2% and 2.7%, respectively, from services provided under state Medicaid programs. For the six months ended June 30, 2006 and 2005, the affiliated practices derived 35.0% and 40.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.6% and 2.0%, respectively, relates to Medicare managed care) and 3.2% and 3.0%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. Changes in the payer reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which was significantly higher than ASP. Conversion to ASP-based reimbursement from AWP reduced Medicare reimbursement for pharmaceuticals approximately 15%, effective January 1, 2005. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005. During the three months ended March 31, 2006, the Company experienced a further decline of approximately 0.3% in Medicare reimbursement. During the quarter ended June 30, 2006, ASP-based reimbursement increased 0.7% from the prior quarter.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 26.1% and 25.0% of revenue for the six month periods ended June 30, 2006, and 2005, respectively.

NOTE 3 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements and goodwill during the six months ended June 30, 2006 consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2005	$242,687	$716,732
Additions	8,499	—
Amortization expense	(7,092)	—

Balance at June 30, 2006	$244,094	$716,732

Accumulated amortization relating to service agreements was $26.2 million and $19.1 million at June 30, 2006 and December 31, 2005, respectively.

The carrying value of goodwill is subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company performs impairment tests annually during the fourth quarter, and more frequently in the event that circumstances indicate an impairment may have occurred. No impairments were recorded during the six months ended June 30, 2006 or 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

NOTE 4 – Indebtedness

As of June 30, 2006 and December 31, 2005, short-term borrowings and long-term indebtedness consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
US Oncology, Inc.:
Senior Secured Credit Facility	$379,088	$380,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	3,779	6,936
Mortgage, capital lease obligations and other	14,786	26,206

	975,653	991,230
Current maturities of long-term indebtedness	(7,156)	(10,359)

	$968,497	$980,871

US Oncology Holdings, Inc.:
Senior Floating Rate Notes, due 2015	250,000	250,000

	$1,218,497	$1,230,871

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of June 30, 2006, are as follows (in thousands):

	Twelve months ending June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
US Oncology payments due	$7,156	5,001	4,704	4,741	275,714	678,337	$975,653
Holdings payments due	—	—	—	—	—	250,000	250,000

	$7,156	5,001	4,704	4,741	275,714	928,337	$1,225,653

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $560.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At June 30, 2006, $137.6 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $22.4 million. At June 30, 2006 and December 31, 2005, no amounts had been borrowed under the revolving credit facility.

•

a $400.0 million term loan facility with a maturity in August, 2011. The amount outstanding under the term loan was $379.1 million and $380.1 million as of June 30, 2006 and December 31, 2005, respectively. Also, see Note 10 regarding an incremental term loan of $100.0 million, funded in July, 2006.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

The adjusted LIBOR is based upon settlement rates in the London interbank market. The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. Currently, the applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBOR term loans, (3) 1.25% for alternate base rate revolving loans and (4) 2.25% for adjusted LIBOR revolving loans.

Indebtedness under the senior secured credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 9), all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At June 30, 2006, the Company was required to maintain an interest coverage ratio of 2.05:1 and a maximum leverage ratio of 5.75:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the year ended December 31, 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of June 30, 2006, the Company is in compliance with all financial covenants.

Senior Floating Rate Notes

During March, 2005, Holdings issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes are senior unsecured obligations that bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. During the period that the interest expense has been fixed, interest expense will amount to approximately $23.5 million annually, and may be more or less than that amount thereafter.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of dividends to Holdings. During the first quarter of 2006, US Oncology paid Holdings an $11.7 million dividend to finance the semi-annual interest payment due March 15, 2006. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced by cumulative dividends paid to Holdings. Amounts available under this restricted payments provision were $82.9 million as of June 30, 2006.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

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

Mortgages, Capital Lease Obligations and Other

In March, 2006, the Company amended the lease agreements for two cancer centers operated through capital leases in a manner that resulted in the modified leases being classified as operating leases. Consequently, the remaining capital lease obligation of $11.0 million and the carrying value of the related capital assets of $10.7 million were retired, resulting in a $0.3 million gain that has been deferred and recognized as a reduction to rent expense over the remaining term of the leases.

NOTE 5 - Stock-Based Compensation

The following disclosures relate to stock incentive plans involving shares of Holdings common stock or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is included in the financial statements of US Oncology as the participants in such plans are employees of US Oncology.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense is recognized for options awarded prior to January 1, 2006 unless these awards are modified subsequent to the adoption of the standard. We applied the prospective transition method and the adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. In accordance with the prospective transition method, results for prior periods have not been restated. Upon adopting SFAS 123R, the Company eliminated the unamortized balance of deferred compensation associated with outstanding restricted share awards against additional paid-in-capital.

For all awards issued or modified after the adoption of SFAS 123R, compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted stock and 3,933,595 options to purchase common stock. Based on the individual vesting criteria for each award, the Company recorded total compensation expense of approximately $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2006 related to awards made under the Equity Incentive Plan.

At June 30, 2006, 21,874,000 shares of restricted stock had been granted and 416,371 shares were available for future awards. No shares of restricted stock were granted during the six months ended June 30, 2006 and 240,000 shares were granted during the six months ended June 30, 2005, with a fair value of approximately $0.4 million. During the six months ended June 30, 2006, 96,000 restricted shares were forfeited by holders. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds.

Compensation expense related to outstanding restricted share awards is estimated to be $2.3 million, $0.7 million, $0.4 million and $0.1 million for the fiscal years ending December 31, 2006, 2007, 2008 and 2009, respectively. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

The following summarizes activity for options awarded under the Equity Incentive Plan:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2005	2,801,500	$1.13
Granted	487,500	1.48
Exercised	(19,500)	1.00
Forfeited	(110,000)	1.00

Balance, June 30, 2006	3,159,500	$1.19

At June 30, 2006, 3,159,500 options to purchase Holdings common stock were outstanding and 748,845 options were available for future awards. Holdings granted 487,500 and 470,000 options to purchase common shares during the six months ended June 30, 2006 and 2005, respectively. The fair value of options awarded during the quarter ended June 30, 2006 was estimated at $0.56 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.25%; expected life of five years; expected volatility of 34.2% based on an index of peer companies; and expected dividend yield of zero. As required upon adoption of SFAS 123R, compensation expense related to options granted during the six months ended June 30, 2006 has been recorded based on the grant date fair value and vesting provisions. At June 30, 2006, the aggregate intrinsic value of options outstanding was $0.8 million. Compensation expense incurred during the three and six months ended June 30, 2006 for these awards was not material.

During the six months ended June 30, 2006, holders of options to purchase common stock exercised a total of 19,500 options resulting in aggregate proceeds in the amount of $19,500. Also during the six months ended June 30, 2006, 110,000 options to purchase common stock were forfeited by the holders.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. At June 30, 2006, options to purchase 93,000 shares of common stock have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the six months ended June 30, 2006, 12,000 options issued under the Director Stock Option Plan were exercised for aggregate proceeds of $14,400.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to these stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon i) a qualified initial public offering or change in control or ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the quarter ended March 31, 2005, Holdings declared a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan that was financed with a dividend from US Oncology. Compensation expense associated with this obligation was recorded during the three months ended March 31, 2005. No triggering events have occurred since March 31, 2005 under the Cash Incentive Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

If any of the payment triggering events described in the Cash Incentive Plan occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $5.9 million as of June 30, 2006. The amount of this obligation may increase or decrease based upon future performance of the Company.

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

The Company’s reportable segments are based on internal management reporting, which disaggregates business by service line. In the first quarter of 2006, the Company changed its reportable segments to present information for its recently established service offerings related to oncology pharmaceuticals. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The segment presentation for the three and six months ended June 30, 2005 has been conformed to the current presentation.

Balance sheet information by reportable segment is not reported, since the Company does not produce such information internally.

The tables below present segment results for the three and six months ended June 30, 2006 and 2005 (in thousands) The segment results of Holdings are identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended June 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$374,973	$—	$474,620	$—	$—	$(404,390)	$445,203
Service revenues	141,120	80,601	10,291	12,203	—	—	244,215

Total revenues	516,093	80,601	484,911	12,203	—	(404,390)	689,418
Operating expenses	(480,126)	(51,266)	(463,559)	(10,679)	(22,176)	404,390	(623,416)
Depreciation and amortization	—	(9,920)	(1,635)	—	(10,120)	—	(21,675)

Income (loss) from operations	$35,967	$19,415	$19,717	$1,524	$(32,296)	$—	$44,327

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

Income (loss) from operations	$35,967	$19,415	$19,717	$1,524	$(32,329)	$—	$44,294

Goodwill(2)	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

	Three Months Ended June 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$330,900	$—	$63,607	$—	$—	$—	$394,507
Service revenues	130,759	73,598	8,596	13,217	—	—	226,170

Total revenues	461,659	73,598	72,203	13,217	—	—	620,677
Operating expenses	(419,378)	(47,514)	(62,370)	(13,292)	(19,468)	—	(562,022)
Depreciation and amortization	(15)	(10,091)	(4)	(450)	(10,734)	—	(21,294)

Income (loss) from operations	$42,266	$15,993	$9,829	$(525)	$(30,202)	$—	$37,361

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(196)	$—	$(196)

Income (loss) from operations	$42,266	$15,993	$9,829	$(525)	$(30,398)	$—	$37,165

	Six Months Ended June 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$761,971	$—	$943,538	$—	$—	$(804,414)	$901,095
Service revenues	282,456	159,607	23,206	24,797	—	—	490,066

Total revenues	1,044,427	159,607	966,744	24,797	—	(804,414)	1,391,161
Operating expenses	(976,646)	(101,754)	(924,912)	(24,136)	(41,129)	804,414	(1,264,163)
Depreciation and amortization	—	(19,311)	(1,697)	—	(20,501)	—	(41,509)

Income (loss) from operations	$67,781	$38,542	$40,135	$661	$(61,630)	$—	$85,489

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(159)	$—	$(159)

Income (loss) from operations	$67,781	$38,542	$40,135	$661	$(61,789)	$—	$85,330

Goodwill(2)	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

	Six Months Ended June 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$642,276	$—	$120,431	$—	$—	$—	$762,707
Service revenues	260,662	144,874	14,149	22,873	—	—	442,558

Total revenues	902,938	144,874	134,580	22,873	—	—	1,205,265
Operating expenses	(816,541)	(92,444)	(116,161)	(25,338)	(35,348)	—	(1,085,832)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)
Depreciation and amortization	(28)	(19,335)	(9)	(717)	(22,101)	—	(42,190)

Income (loss) from operations	$86,369	$33,095	$18,410	$(3,182)	$(71,956)	$—	$62,736

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(196)	$—	$(196)

Income (loss) from operations	$86,369	$33,095	$18,410	$(3,182)	$(72,152)	$—	$62,540

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations in the third quarter of 2005, and accordingly no sales to affiliated practices occurred in the first six months of 2005.

(2)

As a result of segment reporting changes effective January 1, 2006, the Company also adjusted the amount of goodwill assigned to its reportable segments. Goodwill in the amount of $129.5 million was assigned to the pharmaceutical services segment and goodwill assigned to the medical oncology services segment was reduced by the same amount. Prior to management changes and the establishment of new service offerings related to oncology pharmaceuticals, certain activities in the pharmaceutical services segment had been included in the medical oncology services segment.

NOTE 7 – Commitments and Contingencies

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of June 30, 2006, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$34,549	$64,676	$56,395	$48,074	$39,771	$185,892

Insurance

We and our affiliated practices maintain insurance with respect to various liability risks on a claims-made basis, in amounts believed to be customary and adequate. We are not aware of any outstanding claims or unasserted claims that are likely to be asserted against us or our affiliated practices, which would have a material impact on our financial position or results of operations.

We maintain all other traditional insurance coverage types on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

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

The Company periodically provides guarantees up to predetermined amounts for amounts under OPS agreements to certain pharmaceutical suppliers for products purchased by affiliated practices. These guarantees amounted to approximately $0 million and $4.7 million at June 30, 2006 and December 31, 2005, respectively.

Litigation

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena. There have been no material changes to the inquiry or the process of responding to the inquiry.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

Qui Tam Lawsuits

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

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

Breach of Contract Claims

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

As a result of alleged breaches of the service agreement by the practice, during the first quarter of 2006, we terminated the service agreement in April, 2006. During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. At June 30, 2006, we had recorded amounts related to this practice of $32.4 million which consisted of a receivable in the amount of $24.3 million and $8.1 million of property, plant and equipment. In connection with the termination, we have assessed the recoverability of the carrying value of assets held by us in connection with our management of the practice.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At June 30, 2006, the total receivable owed to us of $24.3 million is reflected on our balance sheet as other assets. Currently, we have filed a security lien on receivables of the practice. We expect to be able to collect these amounts owed to us. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be.

Also reflected on our balance sheet as of June 30, 2006 was $8.1 million of property, plant and equipment, owned by us, related to this practice. We expect to sell these assets to the practice during the third quarter of 2006 and recover the carrying value of such assets in the sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time. We may incur certain other costs associated with the termination, such as costs associated with the discontinuation of operations in the geographic market in question, and we expect to incur expenses in connection with our litigation with the practice. At June 30, 2006, a plan of disposal that was not potentially subject to significant change had not been agreed to by the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

NOTE 8 – Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, of the adoption of FIN 48 on our consolidated financial statements.

NOTE 9 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors

The 9% Senior Secured Notes (the “Senior Notes”) and 10.75% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued by US Oncology, Inc. are guaranteed fully and unconditionally, and on a joint and several basis, by all of the US Oncology’s wholly-owned subsidiaries. Certain of US Oncology’s subsidiaries, primarily joint ventures, do not guarantee the Senior Notes and the Senior Subordinated Notes.

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three and six months ended June 30, 2006. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of June 30, 2006, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P. and Oregon Cancer Center, Ltd. Condensed consolidated information for prior periods is not presented because the non-guarantor subsidiaries represented less than 3% of US Oncology’s consolidated income from continuing operations and cash flow from operations for these periods and were considered minor.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited, in thousands except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—		$—
Accounts receivable	—	321,323	10,885	—		332,208
Other receivables	—	93,560	—	—		93,560
Prepaid expenses and other current assets	—	24,530	—	—		24,530
Inventories	—	80,769	1,603	—		82,372
Deferred income taxes	6,046	—	—	—		6,046
Due from affiliates	850,249	—	—	(786,961	)(1)	63,288
Investment in subsidiaries	497,402	—	—	(497,402	)(2)	—

Total current assets	1,353,697	520,182	12,488	(1,284,363)		602,004
Property and equipment, net	—	368,463	35,543	—		404,006
Service agreements, net	—	238,200	5,894	—		244,094
Goodwill	—	711,139	5,593	—		716,732
Other assets	38,942	25,275	1,530	—		65,747

	$1,392,639	$1,863,259	$61,048	$(1,284,363)		$2,032,583

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$6,666	$147	$343	$—		$7,156
Accounts payable	—	160,296	1,821	—		162,117
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	—	898,284	19,278	(786,961	)(1)	130,601
Accrued compensation cost	—	20,517	659	—		21,176
Accrued interest payable	22,855	—	—	—		22,855
Income taxes payable	14,140	—	—	—		14,140
Other accrued liabilities	141	32,176	(789)	—		31,528

Total current liabilities	(205,312)	1,363,172	18,674	(786,961)		389,573

Deferred revenue	—	8,230	—	—		8,230
Deferred income taxes	30,372	—	—	—		30,372
Long-term indebtedness	954,200	2,275	12,022	—		968,497
Other long-term liabilities	—	4,722	4,000	—		8,722

Total liabilities	779,260	1,378,399	34,696	(786,961)		1,405,394
Commitments and contingencies
Minority interests	—	—	13,810	—		13,810
Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding shares issued and outstanding	1	—	—	—		1
Additional paid-in capital	581,141	—	—	—		581,141
Retained earnings	32,237	—	—	—		32,237
Subsidiary equity	—	484,860	12,542	(497,402	)(2)	—

Total stockholders’ equity	613,379	484,860	12,542	(497,402)		613,379

	$1,392,639	$1,863,259	$61,048	$(1,284,363)		$2,032,583

(1)	Elimination of intercompany balances
(2)	Elimination of investment in subsidiaries

US ONCOLOGY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$125,836	$1	$—		$125,837
Accounts receivable	—	336,312	10,912	—		347,224
Other receivables	—	84,654	—	—		84,654
Prepaid expenses and other current assets	—	21,619	912	—		22,531
Inventories	—	46,336	1,343	—		47,679
Deferred income taxes	5,630	—	—	—		5,630
Due from affiliates	882,051	—	—	(826,055	)(1)	55,996
Investment in subsidiaries	425,607	—	—	(425,607	)(2)	—

Total current assets	1,313,288	614,757	13,168	(1,251,662)		689,551
Property and equipment, net	—	378,098	34,236	—		412,334
Service agreements, net	—	236,502	6,185	—		242,687
Goodwill	—	711,139	5,593	—		716,732
Other assets	42,093	6,120	1,530	—		49,743

	$1,355,381	$1,946,616	$60,712	$(1,251,662)		$2,111,047

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,786	$263	$1,310	$—		$10,359
Accounts payable	—	235,996	1,520	—		237,516
Intercompany accounts	(277,094)	279,382	(2,288)	—		—
Due to affiliates	—	932,875	15,565	(826,055	)(1)	122,385
Accrued compensation cost	—	33,026	746	—		33,772
Accrued interest payable	24,938	—	—	—		24,938
Income taxes payable	14,222	—	—	—		14,222
Other accrued liabilities	179	30,698	61	—		30,938

Total current liabilities	(228,969)	1,512,240	16,914	(826,055)		474,130

Deferred revenue	—	6,971	—	—		6,971
Deferred income taxes	27,863	—	—	—		27,863
Long-term indebtedness	956,238	13,333	11,300	—		980,871
Other long-term liabilities	—	3,804	4,090	—		7,894

Total liabilities	755,132	1,536,348	32,304	(826,055)		1,497,729

Commitments and contingencies
Minority interests	—	—	13,069	—		13,069
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding shares issued and outstanding	1	—	—	—		1
Additional paid-in-capital	583,778	—	—	—		583,778
Deferred compensation	(3,536)	—	—	—		(3,536)
Retained earnings	20,006	—	—	—		20,006
Subsidiary equity	—	410,268	15,339	(425,607	)(2)	—

Total stockholder’s equity	600,249	410,268	15,339	(425,607)		600,249

	$1,355,381	$1,946,616	$60,712	$(1,251,662)		$2,111,047

(1)	Elimination of intercompany balances
(2)	Elimination of investment in subsidiaries

US ONCOLOGY, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenues	$—	$432,965	$12,238	$—		$445,203
Service revenues	—	236,417	7,798	—		244,215

Total revenues	—	669,382	20,036	—		689,418

Cost of products	—	414,553	7,494	—		422,047

Cost of services:
Operating compensation and benefits	—	109,353	4,002	—		113,355
Other operating costs	—	60,483	5,354	—		65,837
Depreciation and amortization	—	16,812	1,073	—		17,885

Total cost of services	—	186,648	10,429	—		197,077

Total cost of products and services	—	601,201	17,923	—		619,124

General and administrative expense	139	22,038	—	—		22,177
Depreciation and amortization	—	3,790	—	—		3,790

Total costs and expenses	139	627,029	17,923	—		645,091

Income from operations	(139)	42,353	2,113	—		44,327

Other expense:
Interest expense, net	(23,763)	347	(241)	—		(23,657)
Intercompany interest	6,715	(6,715)	—	—		—
Minority interest expense	—	—	(610)	—		(610)

Income before income taxes	(17,187)	35,985	1,262	—		20,060
Income tax provision	(7,659)	—	—	—		(7,659)
Equity in subsidiaries	37,247	—	—	(37,247	)(1)	—

Net income	$12,401	$35,985	$1,262	$(37,247)		$12,401

(1)	Elimination of equity in earnings of consolidated subsidiaries

US ONCOLOGY, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenues	$—	$876,691	$24,404	$—		$901,095
Service revenues	—	474,860	15,206	—		490,066

Total revenues	—	1,351,551	39,610	—		1,391,161

Cost of products	—	845,267	15,093	—		860,360

Cost of services:
Operating compensation and benefits	—	222,096	7,941	—		230,037
Other operating costs	—	122,064	10,573	—		132,637
Depreciation and amortization	—	31,895	2,024	—		33,919

Total cost of services	—	376,055	20,538	—		396,593

Total cost of products and services	—	1,221,322	35,631	—		1,256,953

General and administrative expense	233	40,896	—	—		41,129
Depreciation and amortization	—	7,590	—	—		7,590

Total costs and expenses	233	1,269,808	35,631	—		1,305,672

Income from operations	(233)	81,743	3,979	—		85,489

Other expense:
Interest expense, net	(45,788)	1,110	(473)	—		(45,151)
Intercompany interest	13,430	(13,430)	—	—		—
Minority interest expense	—	—	(1,135)	—		(1,135)

Income before income taxes	(32,591)	69,423	2,371	—		39,203
Income tax provision	(15,316)	—	—	—		(15,316)
Equity in subsidiaries	71,794	—	—	(71,794	)(1)	—

Net income	$23,887	$69,423	$2,371	$(71,794)		$23,887

(1)	Elimination of equity in earnings of consolidated subsidiaries

US ONCOLOGY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$16,146	$(88,634)	$3,679	$(68,809)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1,197	—	1,197
Acquisition of property and equipment	—	(34,479)	(3,040)	(37,519)
Investment in unconsolidated subsidiary	—	(750)	—	(750)
Payments in affiliation transactions	—	(3,165)	—	(3,165)

Net cash used in investing activities	—	(37,197)	(3,040)	(40,237)

Cash flows from financing activities:
Net distributions to parent	(11,916)	—	—	(11,916)
Repayment of term loan	(1,000)	—	—	(1,000)
Repayment of other indebtedness	(3,248)	(6)	(245)	(3,499)
Distributions to minority shareholders	—	—	(876)	(876)
Contributions from minority shareholders	—	—	482	482
Proceeds from exercise of options	18	—	—	18

Net cash used in financing activities	(16,146)	(6)	(639)	(16,791)

Decrease in cash and equivalents	—	(125,837)	—	(125,837)
Cash and equivalents:
Beginning of period	—	125,837	—	125,837

End of period	$—	$—	$—	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2006-continued

NOTE 10 – Subsequent Events

Acquisition

In July 2006, the Company acquired 100% of the common stock of AccessMed Holdings, Inc. (“AccessMed”), a company located in Overland Park, KS, that contracts with pharmaceutical manufacturers to provide reimbursement and copay assistance to patients. Reimbursement services provided by AccessMed include hotlines and appeal support that assist physicians with authorization, verification, and coding issues that are an important element of customer service provided on behalf of pharmaceutical manufacturers. This acquisition adds additional services to the range of services offered to pharmaceutical manufacturers and augments the reimbursement services provided to affiliated practices. Cash consideration of $32.5 million was paid upon closing and additional cash consideration up to $6.0 million may be payable upon the occurrence of certain future events.

Amendment to Credit Facility

On July 10, 2006, the Company amended its senior secured credit facility to, among other things, provide for an additional term loan of $100.0 million to US Oncology (the “2006 Term Loan”). The 2006 Term Loan bears interest at the same rate as the Company’s existing senior secured term loan, based on the London Interbank Offered Rate plus a margin based on a defined formula. Interest is payable semi-annually. The 2006 Term Loan is subject to the same covenants, terms and conditions, and secured by the same collateral as our other senior secured debt.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

General

US Oncology, headquartered in Houston, Texas, is one of the nation’s largest cancer treatment and research networks. As of June 30, 2006, our network included:

•	977 affiliated physicians

•	392 sites of service

•	78 comprehensive cancer centers and 12 other facilities providing radiation therapy only

•	A clinical trial program that currently is managing 72 active clinical trials

•	A pharmaceutical distribution business that currently distributes $1.7 billion in oncology pharmaceuticals annually from its 75,000 square foot oncology pharmaceutical distribution facility

Throughout our network, we aim to enhance efficiency and lower cost structures at our affiliated practices, while enabling them to continue to deliver quality patient care. The services we provide are designed to increase patient access and advance the delivery of high-quality, community-based cancer care by enabling physicians to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, often in a single location.

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, have diversified beyond medical oncology and have efficient management processes. We believe that our services best position practices to achieve these characteristics. The aging of the American population and improvements in screening technology have resulted in significant growth in the incidences of cancer. Additionally, the development of new treatment alternatives, such as targeted radiation and drug therapies and supportive care pharmaceuticals, has resulted in cancer evolving from a chronic disease to an acute disease which requires extended treatment periods that consume substantial resources. While these trends increase demand for cancer care services, they also create pressure to reduce healthcare costs and increase the efficiency of medical practice operations. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community setting.

We provide practice management services primarily under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management. To a lesser extent, we contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other services. OPS revenues are included in our pharmaceutical services segment. A more complete description of the services we provide to network practices is included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006.

In addition to providing services to our network physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America. These services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

•	Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply approximately 70% of the value of pharmaceuticals to our network of affiliated practices.

•

Market Focus information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product related services.

•

To expand the services we offer pharmaceutical manufacturers, in July 2006, we acquired AccessMed, Inc., a company located in Overland Park, KS that contracts with pharmaceutical manufacturers to provide reimbursement and copay assistance to practices and patients.

•

In addition, on August 1, 2006, we launched our specialty pharmacy and mail order service, OncologyRx® Care Advantage, at our distribution facility. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. In addition to providing patients with pharmaceuticals through OncologyRx® Care Advantage, we provide patient counseling and monitoring for patients receiving medication that helps ensure that the medication is used appropriately, that potential complications or side effects are monitored, and that reimbursement issues are addressed.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2006 is to:

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (PQE) initiative is being led and supported by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients. Currently, the Company is in the process of identifying the processes that will have the most impact on the quality and timeliness of patient care. The Company next intends to evaluate and, if necessary, redesign these processes so that practices will be able to implement standardized best practices aimed at optimizing the patient experience.

•	Expand the network’s evidence-based medicine initiative, Cancer Care Pathways, which continues to enjoy strong adoption among physicians and practices.

•	Aggressively implement iKnowMed, the Company’s oncology-specific electronic medical records system.

During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. The cost to build out the 75,000 square foot facility in Fort Worth, Texas was approximately $12.1 million. During the six months ended June 30, 2006, the distribution center generated EBITDA of $15.5 million. The distribution center began supplying a limited number of pharmaceuticals to our affiliated practices during the third quarter of 2005, and we believe it has now achieved normal operating levels as it currently serves all affiliated practice sites and provides approximately 70% of the value of pharmaceuticals administered by our affiliated practices. The initial working capital investment of approximately $113.0 million for the distribution center was made primarily during the first quarter of 2006. We anticipate the distribution center will provide a platform to further expand our services related to oncology pharmaceuticals to include specialty pharmacy/mail order service offerings.

One of our ongoing objectives is to expand our network of affiliated physicians. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Under substantially all of our comprehensive service agreements, we are compensated on the “earnings model” (as contrasted with the “net revenue” model). Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the second quarter of 2006, 98.4% of our comprehensive management services revenue was derived from affiliated practices managed under agreements under the earnings model. In some states, our agreements provide for a fixed management fee.

Of our comprehensive services revenue for the quarter ended June 30, 2006, 1.6% was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee.

We believe the net revenue model does not appropriately align the interests of the Company and the affiliated practices and have sought to convert net revenue model practices to the earnings model or OPS model. On April 18, 2006 we terminated our relationship with the only large net revenue practice remaining in our network. This practice constituted 4.6% of our consolidated revenue and 2.3% of our EBITDA for the quarter ended March 31, 2006.

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

Additional risks and uncertainties relating to our operations include Medicare reimbursement for prescription drugs used by affiliated practices, including continued implementation of the Medicare Modernization Act of 2003 (“MMA”), calculation of average sales price, implementation of third-party vendor programs and other matters, impact of ASP-based reimbursement on other aspects of our business (such as private payer reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), concentration of pharmaceutical purchases and favorable pricing among a limited number of vendors, reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as expansion of the array of services offered to pharmaceutical manufacturers, implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to fund our operations through operating cash flow or utilization of our existing credit facility or our ability to obtain additional financing on acceptable terms, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payers to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting by retiring from the practice of medicine, moving to a hospital setting, or beginning in 2006, choosing to obtain drugs through the CAP or other similar non-government payer program. Any such changes in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing U.S. budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement for oncology pharmaceuticals paid as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005. During the three months ended March 31, 2006, the Company experienced a further decline of approximately 0.3% in Medicare reimbursement. During the quarter ended June 30, 2006, ASP-based reimbursement increased 0.7% from the prior quarter and, based on data recently published by CMS, is expected to increase further by 0.7% in the quarter ended September 30, 2006.

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a relatively small number of manufacturers.

Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

Medicare Demonstration Project

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by CMS to add an aggregate of $260 million in Medicare payments to oncologists across the United States. The project continued for 2006, however it includes substantial revisions to gather more specific information relevant to the quality of care for cancer patients. Reporting is no longer specific to chemotherapy, but instead is focused on physician evaluation and management. CMS reports that they expect the demonstration project payments in 2006 to be $150 million, or a 42.3% reduction from 2005 levels. We expect that reduced reimbursement under the Medicare Demonstration Project will negatively impact EBITDA in 2006 by approximately $5-6 million based on application of revised rates to our 2005 results.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

CMS has not specifically stated their intention to renew the Medicare Demonstration Project in 2007. If the project is not renewed, the reduced reimbursement will negatively impact 2007 EBITDA by $5-6 million based on application to our 2006 results, through June 30, 2006.

Competitive Acquisition Program

CMS was required to implement the Competitive Acquisition Program (“CAP”) in 2006, whereby physician practices could elect to have an external supplier both provide the drugs and biologicals administered in the physician’s office to the patient and bill and collect from Medicare. One approved vendor chose to participate in the program and the program was effective for physician practices on August 1, 2006. CMS and the U.S. Congress are monitoring the effectiveness and viability of the program based on the number of physicians who have chosen to contract with this vendor. No US Oncology affiliated practices elected to participate.

Reimbursement for Physician Services

Medicare reimbursement for services of physicians is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). RVUs are intended to reflect the intensity of the physicians’ work, practice expenses and geographic variations in costs. The units are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. For 2006, application of the formula resulted in a 4.4% decrease in the conversion factor, and when combined with a modification for budget neutrality, the conversion factor was slated to decrease by 4.5%. As of January 1, 2006 this decrease went into effect and claims were paid at the lower amount. On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) that contained a provision freezing the Conversion Factor at 2005 levels for 2006. CMS reprocessed claims with 2006 dates of service that were paid at the lower Conversion Factor and reimbursed providers at the higher rate.

The provision freezing the conversion factor is effective only for 2006. If Congress does not revise the formula-derived conversion factor between now and December 31, 2006, Medicare reimbursement for physician services could decrease by 4.6% effective January 1, 2007. If applied to annualized 2005 reimbursements, the decrease would have reduced EBITDA by $5-7 million for the year ended December 31, 2005. Also, there is a likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

On June 21, 2006, CMS released the Proposed Notice of the Five-Year Review of Work Relative Value Units (RVU) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (PE) Methodology. This Notice was an update to the proposed PE Methodologies outlined by CMS in February 2006. The Work RVU changes are slated to be implemented in full beginning January 1, 2007. The PE Methodology changes will be phased in over 4 years (2007 to 2010). For 2007, we estimate that the rule would result in a 2.2% increase in overall Medicare non-drug reimbursement, based on affiliated practice’s utilization patterns for the first five months of 2006. This is comprised of a 3.7% increase in radiation oncology reimbursement and a 1.8% increase in non-drug medical oncology reimbursement. When fully implemented in 2010, we would expect a 6.4% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 19.6% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Imaging Reimbursement

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Department (“HOPD”) rates effective January 1, 2007. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to 2005 results, EBITDA would be expected to decrease $5-7 million. In addition, the Physician Fee Schedule Final Rule published in November 2005, included a reduction in payments for multiple imaging procedures performed on contiguous body parts on the same day. This provision will be implemented over two years beginning January 1, 2006. If the full impact of this provision is applied to 2005 results, reimbursement for 2005 would have decreased by $1.2 million.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

General Reimbursement Matters

Other reimbursement matters that could impact our future results include the risk factors described herein, as well as:

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups;

•	the extent to which non-governmental payers change their reimbursement rates or implement other initiatives, such as pay for performance, or change benefit structures;

•	changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians;

•	changes in our cost structure or the cost structure of affiliated practices, including any change in the prices our affiliated practices pay for drugs; and

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, accrued expenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the recent changes in Medicare reimbursement.

Please refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K, filed with the SEC on March 15, 2006, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume-based pharmaceutical rebates.

Recent Accounting Pronouncement

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, of the adoption of FIN 48 on our consolidated financial statements.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA”. EBITDA is earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation) and minority interest expense. Prior to the first quarter of 2006, minority interest expense was treated as a reduction of EBITDA. EBITDA is not calculated in accordance with GAAP. This measure is derived from relevant items in the Company’s GAAP financial statements. A reconciliation of EBITDA to net income and operating cash flow is included in this quarterly report.

Management believes EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA, among other financial measures, to evaluate liquidity and financial performance, both with respect to the business as a whole and with respect to our operating segments. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure.

Results of Operations

As of June 30, 2006 and 2005, respectively, we have affiliated with the following number of physicians (including those under OPS arrangements), by specialty:

	June 30,
	2006	2005
Medical oncologists/hematologists	795	770
Radiation oncologists	139	129
Other oncologists	43	45

Total physicians	977	944

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Comprehensive Service Agreements(1)(2)
Affiliated physicians, beginning of period	874	802	856	797
Physician practice affiliations	6	7	12	17
Recruited physicians	12	5	17	9
Physician practice separations (2)	(35)	—	(35)	(5)
Retiring/Other	(9)	(11)	(12)	(15)
Net conversions from OPS agreements	—	—	10	—

Affiliated physicians, end of period	848	803	848	803

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Oncology Pharmaceutical Services Agreements(3)
Affiliated physicians, beginning of period	138	136	138	133
Physician practice affiliations	4	8	16	15
Physician practice separations	(10)	(3)	(10)	(7)
Retiring/Other	(3)	—	(5)	—
Net conversions to comprehensive service agreements	—	—	(10)	—

Affiliated physicians, end of period	129	141	129	141

Total affiliated physicians	977	944	977	944

(1)	Operations related to comprehensive service agreements are included in the medical oncology and the cancer center services segments.
(2)	On April 18, 2006 we terminated our relationship with a net revenue practice comprised of 35 physicians.
(3)	Operations related to OPS agreements are included in the pharmaceutical services segment.

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cancer Centers, beginning of period	82	85	82	83
Cancer Centers opened	—	—	—	2
Cancer Centers closed	(4)	(4)	(4)	(4)

Cancer Centers, end of period	78	81	78	81

Radiation oncology-only facilities, end of period	12	10	12	10

Total Radiation Oncology Facilities	90	91	90	91

PET Systems (1)	30	28	30	28

(1)	Includes 10 and 6 PET/CT systems at June 30, 2006 and 2005, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Per Operating Day Statistics:
Medical oncology visits	9,603	9,357	9,827	9,279
Radiation treatments	2,705	2,658	2,729	2,691
IMRT treatments (included in radiation treatments)	484	386	470	382
PET scans	159	143	157	142
CT scans	642	566	649	543

Per Operating Day Same Store Statistics:
Medical oncology visits	9,419	8,837	9,396	8,760
Radiation treatments	2,560	2,538	2,589	2,566
IMRT treatments (included in radiation treatments)	392	374	392	375
PET scans	148	141	147	139
CT scans	603	526	590	506

New patients enrolled in research studies	642	943	1,288	1,754

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Product revenues	64.6%	63.6%	64.6%	63.6%
Service revenues	35.4	36.4	35.4	36.4

Total revenues	100.0	100.0	100.0	100.0

Cost of products	61.2	60.9	61.2	60.9
Cost of services:
Operating compensation and benefits	16.4	16.9	16.4	16.9
Other operating costs	9.5	9.7	9.5	9.7
Depreciation and amortization	2.6	2.8	2.6	2.8

Total cost of services	28.5	29.4	28.5	29.4
Total cost of products and services	89.7	90.3	89.7	90.3
General and administrative expense	3.2	3.1	3.2	3.1
Depreciation and amortization	0.5	0.7	0.5	0.7

Total costs and expenses	93.4	94.1	93.4	94.1

Income from operations	6.6	5.9	6.6	5.9

Other expense:
Interest expense, net	(4.3)	(4.3)	(3.4)	(3.4)
Minority interest expense	(0.1)	—	(0.1)	—

Income before income taxes	2.2	1.6	3.1	2.5
Income tax provision	(0.8)	(0.8)	(1.1)	(1.1)

Net income	1.4%	0.8%	2.0%	1.4%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues	64.8%	63.3%	64.8%	63.3%
Service revenues	35.2	36.7	35.2	36.7

Total revenues	100.0	100.0	100.0	100.0

Cost of products	61.8	60.5	61.8	60.5
Cost of services:
Operating compensation and benefits	16.5	16.9	16.5	16.9
Other operating costs	9.5	9.9	9.5	9.9
Depreciation and amortization	2.4	2.7	2.4	2.7

Total cost of services	28.4	29.5	28.4	29.5
Total cost of products and services	90.2	90.0	90.2	90.0
General and administrative expense	3.0	2.9	3.0	2.9
Compensation expense under long-term incentive plan	—	1.2	—	1.2
Depreciation and amortization	0.5	0.8	0.5	0.8

Total costs and expenses	93.7	94.9	93.7	94.9

Income from operations	6.3	5.1	6.3	5.1

Other expense:
Interest expense, net	(4.1)	(3.9)	(3.2)	(3.4)
Minority interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	2.1	1.1	3.0	1.6
Income tax provision	(0.8)	(0.5)	(1.1)	(0.7)

Net income	1.3%	0.6%	1.9%	0.9%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its $250.0 million floating rate notes and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, which include interest and general and administrative expense, we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

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

A portion of our revenue under our comprehensive service agreements and our OPS arrangements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts we remit to physician groups are excluded from our revenue because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we assist in financing their working capital.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Revenue

The following tables reflect our revenue by segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
Medical oncology services	74.9%		74.4%	75.0%		74.9%
Cancer center services	11.7		11.9	11.5		12.0
Pharmaceutical services	70.3		11.6	69.5		11.2
Research and other services	1.8		2.1	1.8		1.9
Eliminations	(58.7	)(1)	—	(57.8	)(1)	—

	100.0%		100.0%	100.0%		100.0%

	Three Months Ended June 30, (in thousands)				Six Months Ended June 30, (in thousands)
	2006		2005	Change	2006		2005	Change
Medical oncology services	$516,093		$461,659	11.8%	$1,044,427		$902,938	15.7%
Cancer center services	80,601		73,598	9.5	159,607		144,874	10.2
Pharmaceutical services	484,911		72,203	571.6	966,744		134,580	—
Research and other services	12,203		13,217	(7.7)	24,797		22,873	8.4
Eliminations	(404,390	)(1)	—	nm (2)	(804,414	)(1)	—	nm (2)

	$689,418		$620,677	11.1%	$1,391,161		$1,205,265	15.4%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations in the third quarter of 2005, and accordingly no sales to affiliated practices occurred in the first six months of 2005.

(2)	Not meaningful.

Medical Oncology Services. Medical oncology services revenue for the three months ended June 30, 2006 increased 11.8% over the comparable quarter in the prior year. The increase reflects the growth in our network of affiliated medical oncologists which contributed to an increase in medical oncology visits and pharmaceutical revenue attributed to affiliated physicians over the prior year period. The impact of the Oklahoma separation and lower ASP-based reimbursement partially offset the revenue increase.

Medical oncology services revenue for the six months ended June 30, 2006 increased 15.7% over comparable period in prior year and reflects the items referred to above. The revenue impact of the Oklahoma separation was less significant for the six month period, as compared to the quarter ended June 30, 2006, as the comprehensive service agreement with that practice was terminated on April 18, 2006 and, accordingly, revenues were generated under the service agreement through that date.

Cancer Center Services. Cancer center services revenue for the three months ended June 30, 2006 increased 9.5% over the comparable quarter in the prior year. The increase reflects the clinical acceptance of new technology, as evidenced by a 25.4% increase in IMRT treatments and a 13.0% increase in diagnostic scans.

Cancer center services revenue for the six months ended June 30, 2006 increased 10.2% over the comparable period in the prior year reflecting a 23.0% increase in IMRT treatments and a 17.7% increase in diagnostic scans.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Prior to separation, the Oklahoma practice operated four of the Company’s cancer centers. We expect to sell these assets to the practice during the third quarter of 2006 and recover the carrying value of such assets in the sale.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended June 30, 2006 was $484.9 million and increased $412.7 million over the comparable quarter in the prior year. The increase is due primarily to sales of $404.4 million from the distribution center to affiliated practices in the medical oncology segment. These sales did not occur during the comparable prior year quarter as the distribution center began operations in September 2005 and are eliminated in the determination of our consolidated revenue. Excluding the impact of distribution sales, pharmaceutical services revenue was $80.5 million and increased $8.3 million over the quarter ended June 30, 2005 due primarily to increased sales to physicians affiliated under OPS agreements.

Pharmaceutical services revenue for the six months ended June 30, 2006 was $966.7 million and increased $832.2 million over the comparable quarter in the prior year. The increase is due primarily to sales of $804.4 million from the distribution center to affiliated practices in the medical oncology segment. Excluding the impact of distribution sales, pharmaceutical services revenue was $162.3 million and increased $27.7 million over the six months ended June 30, 2005 due primarily to increased sales to physicians affiliated under OPS agreements and increases in GPO fees and sales data revenue derived from pharmaceutical manufacturers.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
As a percentage of revenue:
Cost of products	61.2%	60.9%	61.8%	60.5%
Cost of services:
Operating compensation and benefits	16.4	16.9	16.5	16.9
Other operating costs	9.5	9.7	9.5	9.9
Depreciation and amortization	2.6	2.8	2.4	2.7

Total cost of services	28.5	29.4	28.4	29.5

Total cost of products and services	89.7%	90.3%	90.2%	90.0%

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Cost of products	$422,047	$377,753	11.7%	$860,360	$728,761	18.1%
Cost of services:
Operating compensation and benefits	113,355	105,131	7.8	230,037	203,309	13.1
Other operating costs	65,837	59,941	9.8	132,637	119,150	11.3
Depreciation and amortization	17,885	17,203	4.0	33,919	32,868	3.2

Total cost of services	197,077	182,275	8.1	396,593	355,327	11.6

Total cost of products and services	$619,124	$560,028	10.6	$1,256,953	$1,084,088	15.9

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments. As a percentage of revenue, cost of products was 61.2% and 60.9% in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenue, cost of products was 61.8% and 60.5% in the six

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

months ended June 30, 2006 and 2005, respectively. The increases over the prior year relate to higher pharmaceutical costs which had not yet been reflected in ASP-based reimbursements, that are based on average sales prices effective two quarters prior to establishing the current reimbursement rate. Accordingly, increasing pharmaceutical prices will generally impact our cost of products prior to the corresponding revenue increase. For the first time since adoption on January 1, 2005, ASP-based reimbursement increased during the quarter ended June 30, 2006. As a result, cost of products as a percentage of revenue declined to 61.8% in during the quarter ended June 30, 2006 from 62.5% during the quarter ended March 31, 2006. Based on data published by CMS, ASP based reimbursement is expected to further increase by approximately 0.7% during the quarter ended September 30, 2006. Cost of products for the quarter ended June 30, 2006 also reflects performance rebates earned by the Company’s distribution center during the quarter.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also include other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.5% and 29.4% in the three months ended June 30, 2006 and 2005, respectively, and reflects economies of scale being obtained by our operating segments. Similarly, as a percentage of revenue, cost of services was 28.4% and 29.5% in the six months ended June 30, 2006 and 2005, respectively.

Corporate Costs and Net Income (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. The corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
As a percentage of revenue:
General and administrative expense	3.2%	3.1%	3.0%	2.9%
Compensation expense under long-term incentive plan	—	—	—	1.2
Depreciation and amortization	0.5	0.7	0.5	0.8
Interest expense, net	3.4	3.4	3.2	3.4
Minority interest expense	0.1	—	0.1	0.1

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
General and administrative expense	$22,177	$19,197	15.5%	$41,129	$34,612	18.8%
Compensation expense under long-term incentive plan	—	—	—	—	14,507	nm (1)
Depreciation and amortization	3,790	4,091	(7.4)	7,590	9,322	(18.6)
Interest expense, net	23,657	20,870	13.4	45,151	41,333	9.2
Minority interest expense	610	45	nm (1)	1,135	898	26.4

(1)	Not meaningful.

General and Administrative. General and administrative expense was $22.2 million for the three months ended June 30, 2006 and $19.2 million for the same period in 2005. As a percentage of revenue, general and administrative expense increased to 3.2% for the second quarter of 2006 from 3.1% in the second quarter of 2005. General and administrative expense was $41.1

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

million for the six months ended June 30, 2006 and $34.6 million for the same period in 2005. As a percentage of revenue, general and administrative expense increased to 3.0% for the six months ended June 30, 2006 from 2.9% in the same period of 2005. The increases over 2005 reflect additional costs, including corporate personnel and consulting fees, incurred to support our strategic initiatives, as well as professional fees incurred in connection with the termination of our net revenue model practice.

Compensation expense under long-term incentive plan. We incurred $14.5 million of compensation expense under our long-term cash incentive plan during the six months ended June 30, 2005 as the result of paying a special dividend to our shareholders.

Interest. Interest expense, net, increased to $23.7 million in the second quarter of 2006 from $20.9 million in the comparable period of prior year. Interest expense for the six months ended June 30, 2006 increased to $45.2 million from $41.3 million. The increases over prior year reflect increasing interest rates related to our variable rate debt which are based on margin paid over LIBOR. The impact of increasing variable rates was partially offset by an amendment to our credit facility in November 2005 that reduced the LIBOR margin paid on our variable rate term loans from 275 basis points to 225 basis points.

Income Taxes. Our effective tax rate was 39.0% for the six months ended June 30, 2006 and 40.6% for the six months ended June 30, 2005. The difference between our effective and statutory tax rate is attributable primarily to non-deductible costs. During the six months ended June 30, 2006 our effective tax rate decreased as the impact of non-deductible costs was reduced as a result of increased income before income taxes generated during the current period. Income tax expense increased $7.0 million reflecting an $18.7 million increase in income before income taxes over the comparable prior year period.

Net Income. Net income for the quarter ended June 30, 2006 was $12.4 million, an increase of $2.6 million over the quarter ended June 30, 2005. The increase is attributable to a $7.0 million increase in income from operations which was partially offset by higher interest and income tax expense.

Net income for the six months ended June 30, 2006 was $23.9 million, an increase of $11.7 million over the same period in 2005. The increase is attributable to a $22.8 million increase in income from operations, resulting in part, from $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005 that did not recur in 2006. Partially offsetting the $22.8 million increase in income from operations was higher interest and income tax expense.

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
General and administrative expense	$33	$196	83.2%	$159	$196	18.9%
Interest expense, net	6,057	6,009	0.8	12,021	6,257	92.1

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $33,000 and $196,000 during the quarter ended June 30, 2006 and 2005, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its $250.0 million senior floating rate notes (the “Holdings Notes”).

Interest. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to the Holdings Notes. Incremental interest expense related to these notes was approximately $6.0 million during both the quarter ended June 30, 2006 and 2005. Incremental interest expense was approximately $12.0 million during the six months ended June 30, 2006 and $6.3 million during the six months ended June 30, 2005. Through March 2007, interest on the Holdings Notes has been fixed at 9.4% under the terms of a two year interest rate swap agreement resulting in a consistent amount of incremental interest expense during the term of the swap agreement. The increase in incremental interest expense when comparing the six months ended June 30, 2006 to the same period in 2005 reflects the issuance of the Holdings Notes in March 2005 which resulted in incremental expense being incurred primarily during the second quarter of the 2005 period.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Income Taxes. Holdings effective tax rate was 40.0% for the six months ended June 30, 2006 and 45.2% for the six months ended June 30, 2005. The difference between the effective tax rate of Holdings and US Oncology relates to the incremental interest and general and administrative expenses incurred by Holdings which reduce its taxable income and, consequently, increase the effect that non-deductible costs have on its effective tax rate. During the six months ended June 30, 2006 Holdings effective tax rate decreased as the impact of non-deductible costs was reduced as a result of increased income before income taxes generated during the current period. Income tax expense increased $4.5 million as a result of a $13.0 million increase in income before income taxes over the comparable prior year period.

Net Income. Net income for the quarter ended June 30, 2006 was $8.6 million, an increase of $3.1 million over the quarter ended June 30, 2005 and reflects an increase in income from operations, which was partially offset by higher interest and income tax expense.

Net income for the six months ended June 30, 2006 was $16.2 million, an increase of $8.5 million from the same period in 2005. The increase is attributable to a $22.8 million increase in income from operations which includes $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005 that did not recur in 2006. Partially offsetting the $22.8 million increase in income from operations was higher interest and income tax expense.

EBITDA. Overall, we experienced an improvement in operating margin associated with earnings before taxes, interest, depreciation and amortization (including amortization of stock compensation). Holdings EBITDA was $128.0 million, or 9.2% of revenue, for the six months ended June 30, 2006 compared to $105.7 million or 8.8% of revenue, for the same period in 2005. US Oncology EBITDA was $128.1 million and $105.9 million for the six months ended June 30, 2006 and 2005, respectively. The improvement is attributable primarily to the payment of $14.5 million in long-term compensation expense during the six months ended June 30, 2005 that did not recur in 2006, as well as EBITDA generated by the Company’s distribution center during 2006 that was not operational during the first six months of 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table reconciles net income to EBITDA and reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
US Oncology Holdings, Inc.
Net income	$8,616	$5,540	$16,187	$7,705
Interest expense, net and other income	29,714	26,879	57,172	47,590
Income tax expense	5,354	4,701	10,836	6,347
Depreciation and amortization	21,675	21,294	41,509	42,190
Amortization of stock-based compensation expense	596	949	1,141	1,913
Minority interest expense	610	— (1)	1,135	— (1)

EBITDA	66,565	59,363	127,980	105,745
Compensation expense under long-term incentive plan	—	—	—	14,507
Changes in assets and liabilities	14,863	47,901	(143,184)	7,537
Minority interest expense	— (1)	45	— (1)	898
Deferred income taxes	1,127	5,067	2,506	6,347
Interest expense, net and other income	(29,714)	(26,879)	(57,172)	(47,590)
Income tax expense	(5,354)	(4,701)	(10,836)	(6,347)

Net cash provided by (used in) operating activities	$47,487	$80,796	$(80,706)	$81,097

(1)

Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA. Had minority interest expense been added back for the three months and six months ended June 30, 2005, EBITDA would have amounted to $59.4 million and $106.6 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
US Oncology, Inc.
Net income	$12,401	$9,757	$23,887	$12,186
Interest expense, net and other income	23,657	20,870	45,151	41,333
Income tax expense	7,659	6,689	15,316	8,319
Depreciation and amortization	21,675	21,294	41,509	42,190
Amortization of stock-based compensation expense	596	949	1,141	1,913
Minority interest expense	610	— (1)	1,135	— (1)

EBITDA	66,598	59,559	128,139	105,941
Compensation expense under long-term incentive plan	—	—	—	14,507
Changes in assets and liabilities	11,075	42,091	(138,990)	372
Minority interest expense	— (1)	45	— (1)	898
Deferred income taxes	1,130	5,949	2,509	8,319
Interest expense, net and other income	(23,657)	(20,870)	(45,151)	(41,333)
Income tax expense	(7,659)	(6,689)	(15,316)	(8,319)

Net cash provided by (used in) operating activities	$47,487	$80,085	$(68,809)	$80,385

(1)

Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA. Had minority interest expense been added back for the three months and six months ended June 30, 2005, EBITDA would have amounted to $59.6 million and $106.8 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Following is the EBITDA for our operating segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$374,973	$—	$474,620	$—	$—	$(404,390)	$445,203
Service revenues	141,120	80,601	10,291	12,203	—	—	244,215

Total revenues	516,093	80,601	484,911	12,203	—	(404,390)	689,418
Operating expenses	(480,126)	(61,186)	(465,194)	(10,679)	(32,296)	404,390	(645,091)

Income (loss) from operations	35,967	19,415	19,717	1,524	(32,296)	—	44,327
Add back:
Depreciation and amortization	—	9,920	1,635	—	10,120	—	21,675
Amortization of stock-based compensation expense	—	—	—	—	596	—	596

EBITDA	$35,967	$29,335	$21,352	$1,524	$(21,580)	$—	$66,598

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

EBITDA	$35,967	$29,335	$21,352	$1,524	$(21,613)	$—	$66,565

	Three Months Ended June 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$330,900	$—	$63,607	$—	$—	$—	$394,507
Service revenues	130,759	73,598	8,596	13,217	—	—	226,170

Total revenues	461,659	73,598	72,203	13,217	—	—	620,677
Operating expenses	(419,393)	(57,605)	(62,374)	(13,742)	(30,202)	—	(583,316)

Income (loss) from operations	42,266	15,993	9,829	(525)	(30,202)	—	37,361
Minority interest(2)	—	(45)	—	—	—	—	(45)
Add back:
Depreciation and amortization	15	10,091	4	450	10,734	—	21,294
Amortization of stock-based compensation expense	—	—	—	—	949	—	949

EBITDA	$42,281	$26,039	$9,833	$(75)	$(18,519)	$—	$59,559

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(196)	$—	$(196)

EBITDA	$42,281	$26,039	$9,833	$(75)	$(18,715)	$—	$59,363

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Six Months Ended June 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$761,971	$—	$943,538	$—	$—	$(804,414)	$901,095
Service revenues	282,456	159,607	23,206	24,797	—	—	490,066

Total revenues	1,044,427	159,607	966,744	24,797	—	(804,414)	1,391,161
Operating expenses	(976,646)	(121,065)	(926,609)	(24,136)	(61,630)	804,414	(1,305,672)

Income (loss) from operations	67,781	38,542	40,135	661	(61,630)	—	85,489
Add back:
Depreciation and amortization	—	19,311	1,697	—	20,501	—	41,509
Amortization of stock-based compensation expense	—	—	—	—	1,141	—	1,141

EBITDA	$67,781	$57,853	$41,832	$661	$(39,988)	$—	$128,139

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(159)	$—	$(159)

EBITDA	$67,781	$57,853	$41,832	$661	$(40,147)	$—	$127,980

	Six Months Ended June 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$642,276	$—	$120,431	$—	$—	$—	$762,707
Service revenues	260,662	144,874	14,149	22,873	—	—	442,558

Total revenues	902,938	144,874	134,580	22,873	—	—	1,205,265
Operating expenses	(816,569)	(111,779)	(116,170)	(26,055)	(57,449)	—	(1,128,022)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Income (loss) from operations	86,369	33,095	18,410	(3,182)	(71,956)	—	62,736
Minority interest(2)	(665)	(233)	—	—	—	—	(898)
Add back:
Depreciation and amortization	28	19,335	9	717	22,101	—	42,190
Amortization of stock-based compensation expense	—	—	—	—	1,913	—	1,913

EBITDA	$85,732	$52,197	$18,419	$(2,465)	$(47,942)	$—	$105,941

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(196)	$—	$(196)

EBITDA	$85,732	$52,197	$18,419	$(2,465)	$(48,138)	$—	$105,745

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations in the third quarter of 2005, and accordingly no sales to affiliated practices occurred in the first six months of 2005.

(2)	Prior to the first quarter of 2006, minority interest expense was treated as a reduction of EBITDA.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Medical oncology services revenue increased 11.8% over the second quarter of 2005, while EBITDA decreased 14.9% from the same period. The revenue increase reflects growth in our network of medical oncologists and, consequently, an increase in medical oncology visits, as well as growth in pharmaceutical revenue throughout the network. The EBITDA decrease is primarily attributable to average sales price (“ASP”) reimbursement under Medicare that was effective January 1, 2005 and resulted in subsequent reductions in reimbursement rates for pharmaceuticals during each quarter of 2005 and the first quarter of 2006. EBITDA also decreased due to modifications (effective January 1, 2006) in the Medicare Demonstration Project, which provides payments for certain data relating to physician evaluation and management of patient care.

The involvement of our affiliated practices in our medical oncology services segment is important to the success of our pharmaceutical services segment. To promote continued support of our initiatives in this area, starting in the third quarter of 2006, we will reduce the management fees paid by affiliated practices based upon profitability of the pharmaceutical services segment and compliance with distribution efficiency guidelines established by the Company. This will result in a reduction in EBITDA in the medical oncology segment that, on a pro forma basis, would have been $4.0 million for the second quarter of 2006.

Cancer center services revenue was $80.6 million and EBITDA was $29.3 million for the second quarter of 2006, representing increases of 9.5% and 12.3%, respectively, over the second quarter of 2005. These increases reflect the clinical acceptance of new technology, as evidenced by a 25.4% increase in IMRT treatments and a 13.0% increase in diagnostic scans.

Pharmaceutical services revenue increased $412.7 million over the second quarter of 2005. Pharmaceutical services revenue consists primarily of drug sales from our distribution center to practices affiliated under both our comprehensive service arrangements and the oncology pharmaceutical services (“OPS”) model. The distribution center began operations in the third quarter of 2005 and, accordingly, no sales to affiliated practices occurred in the first six months of 2005.

Pharmaceutical services also include revenues from practices affiliated through OPS agreements and fees earned from pharmaceutical manufacturers for acting as a group purchasing organization (“GPO”) and for other services we provide to them. Revenues for these services were $80.5 million during the second quarter of 2006, an increase of $8.3 million over the second quarter of 2005 due primarily to increased sales to physicians affiliated under OPS agreements. Pharmaceutical services EBITDA was $21.4 million for the second quarter of 2006, an increase of $11.6 million over the comparable prior year period. The increase is attributable to EBITDA generated by our distribution center and from data analysis and reporting services provided to pharmaceutical manufacturers.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology at June 30, 2006.

	Holdings	US Oncology
Current assets	$602,040	$602,004
Current liabilities	385,276	389,573

Net working capital	$216,764	$212,431

Long-term indebtedness	$1,218,497	$968,497

The principal difference between the net working capital of Holdings and US Oncology relates to the accrued interest obligation of $6.9 million for the Holdings Notes offset by lower income taxes payable.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table summarizes the statement of cash flows of Holdings and US Oncology for the six months ended June 30, 2006.

	Holdings	US Oncology
Cash flows from operating activities:	$(80,706)	$(68,809)
Cash flows from investing activities:	(40,237)	(40,237)
Cash flows from financing activities:	(4,859)	(16,791)

Increase (Decrease) in cash and equivalents	(125,802)	(125,837)
Cash and equivalents:
December 31, 2005	125,838	125,837

June 30, 2006	$36	$—

Cash Flows from Operating Activities

During the six months ended June 30, 2006, we used $80.7 million in cash flow from operations compared to generating $81.1 million during the six months ended June 30, 2005. Cash used in operations during the current period reflects working capital investments primarily for inventory and accounts payable at the distribution center which began distributing a limited number of pharmaceuticals in the third quarter of 2005. Inventory has increased by $34.2 million from December 31, 2005 to June 30, 2006. Additionally, accounts payable have decreased $76.6 million since December 31, 2005 as we accelerated payments to realize prompt payment discounts offered by pharmaceutical manufacturers for inventory purchased by the distribution center. Also, cash paid for interest and taxes have increased $17.6 million and $22.3 million, respectively, over the six month period ended June 30, 2005. Interest payments reflect the incremental indebtedness incurred by Holdings in March 2005 as well as increasing rates on our variable rate debt. Tax payments increased during the current year when we became a cash taxpayer, after fully utilizing the benefit of our federal net operating loss carryforwards during 2005. Also, during the first six months of 2005, we received a federal income tax refund related to the net operating losses.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $11.9 million. The difference relates to a dividend paid during the first quarter by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes. The dividend is considered a financing transaction by US Oncology as it represents a distribution paid to its parent company, that is ultimately used to settle an operating cost of Holdings.

Cash Flows from Investing Activities

During the six months ended June 30, 2006, we used $40.2 million for investing activities. The investments consisted primarily of $37.5 million in capital expenditures, including $13.7 million relating to the development and construction of cancer centers.

During the six months ended June 30, 2005, we used $42.5 million for investing activities. Capital expenditures during the six months ended June 30, 2005 were $41.5 million, including $29.3 million relating to the development and construction of cancer centers. Capital expenditures for our distribution initiative amounted to $7.2 million and maintenance capital expenditures were $5.0 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2006, we used $4.9 million for financing activities which primarily relates to $4.5 million for repayments of outstanding indebtedness. Cash flow used by US Oncology for financing activities also includes an $11.9 million distribution to its parent company to finance the payment of interest obligations on the Holdings Notes.

On July 10, 2006, we amended our senior secured credit facility to, among other things, provide for an additional term loan of $100.0 million to US Oncology (the “2006 Term Loan”). The 2006 Term Loan bears interest at the same rate as the Company’s existing senior secured term loan, based on the London Interbank Offered Rate plus a margin based on a defined formula. Interest is payable semi-annually. The 2006 Term Loan is subject to the same covenants, terms and conditions, and secured by the same collateral, as our other senior secured debt.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

During the six months ended June 30, 2005, we used $13.3 million in cash from financing activities primarily related to $15.9 million in repayments under our term loan facility, partially offset by $13.2 million in new borrowings and $0.9 million of proceeds from the issuance of stock. Also, during the six months ended June 30, 2005, Holdings issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) and used the proceeds to pay a dividend to its common and preferred shareholders.

The payment of interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to Holdings. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to us, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide us with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on its notes unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced by cumulative dividends paid to Holdings. Amounts available under this restricted payments provision amounted to $82.9 million as of June 30, 2006.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations.

•

Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds and the prompt funding of accounts payable to earn payment discounts offered by these manufacturers. The Company believes its working capital investment in the distribution center has achieved normalized levels in the first quarter of 2006 and now has begun work to identify and implement working capital improvement opportunities. However, working capital requirements may continue to fluctuate depending upon a number of factors, including the ordering patterns of affiliated practices, decisions to make advance purchases of inventory to obtain favorable pricing, potential additions to the pharmaceuticals handled by the distribution center or changes in payment terms arranged with manufacturers.

•

Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers. We anticipate spending $90 to $110 million for the development of cancer centers, purchase of clinical equipment and investment in information systems in 2006.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

As of August 4, 2006, we had cash and cash equivalents of $124.6 million. Cash on hand as of that date includes the proceeds of the $100.0 million incremental term loan facility closed in July 2006. A portion of the proceeds was used to finance our acquisition of AccessMed Holdings, Inc. As of August 4, we had $137.6 available under our $160.0 million revolving credit facility that had been reduced by outstanding letters of credit, totaling $22.4 million. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

We expect to fund our current capital needs with (i) cash on hand, and cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate, through testing, that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process. The Company will first be subject to the requirements of Section 404, including inclusion of management’s report on internal control over financial reporting and the independent registered public accounting firm’s assessment of such internal controls when it files its annual report on Form 10-K with respect to its fiscal year ending December 31, 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1. Legal Proceedings

Professional Liability Claims

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and intend to cooperate fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena. There have been no material changes to the inquiry or the process of responding to the inquiry.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

Qui Tam Suits

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

Specifically, we are involved in litigation with one net revenue model practice of 35 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable, as a matter of public policy, due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law.

As a result of alleged breaches of the service agreement by the practice during the first quarter of 2006 we terminated the service agreement in April 2006. During the first quarter of 2006, the practice represented 4.6% and 2.3% of our consolidated revenue and EBITDA, respectively. At June 30, 2006, we had recorded amounts related to this practice of $32.4 million which consisted of a receivable in the amount of $24.3 million and $8.1 million of property, plant and equipment. In connection with the termination, we have assessed the recoverability of the carrying value of assets held by us in connection with our management of the practice.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At June 30, 2006, the total receivable owed to us of $24.3 million is reflected on our balance sheet as other assets. Currently, we have filed a security lien on receivables of the practice. We expect to be able to collect these amounts owed to us. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to the ultimate outcome of the litigation.

Also reflected on our balance sheet as of June 30, 2006 was $8.1 million of property, plant and equipment, owned by us, related to this practice. We expect to sell these assets to the practice during the third quarter of 2006 and expect to recover the carrying value of such assets in the sale. We have not recognized any charges relating to impairment of such assets, as we have concluded that no impairment has occurred. However, we cannot assure you that future developments in the litigation or other events will not require such impairment. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time. We may incur certain other costs associated with the termination, such as costs associated with lease terminations and discontinuation of operations in the geographic market in question, and we expect to incur expenses in connection with our litigation with the practice. In our financial statements as of and for the period ended June 30, 2006, assets and activities related to this practice were accounted for within our continuing operations because, at June 30, 2006, a plan of disposal that was not potentially subject to significant change had not been agreed to by the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed as “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005. An investment in our company involves various risks and, when contemplating such an investment, you should consider carefully all of these risk factors. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6. Exhibits

(a) US Oncology Holdings, Inc. Exhibits

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

10.1

Incremental Facility Amendment and Amendment No. 3 dated as of November 15, 2005, to the Credit Agreement dated as of August 20, 2004, as Amended as of March 17, 2005 and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent. (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2006 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) US Oncology, Inc. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed December 17, 2004 and incorporated herein by reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference.)

4.1

Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002.)

4.2	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.1).

4.3

First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.4

Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.5	Form of 9% Senior Note due 2012 (included in Exhibit 4.4).

4.6

First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.7

Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.8	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.7).

4.9

First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.10

Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

4.11

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: August 10, 2006:	By:	/s/ Richard P. McCook
Richard P. McCook,
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: August 10, 2006:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer (principal accounting officer)