Form 10-Q
period 2006-09-30
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2006-11-09
CIK 1333191, 943061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrants are a shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of November 1, 2006, 118,938,401 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$88,403	$125,838	$88,401	$125,837
Accounts receivable	357,258	347,224	357,258	347,224
Other receivables	111,285	84,654	111,285	84,654
Prepaid expenses and other current assets	21,356	22,531	21,356	22,531
Inventories	109,896	47,679	109,896	47,679
Deferred income taxes	8,739	5,630	8,739	5,630
Due from affiliates	64,667	55,996	64,667	55,996

Total current assets	761,604	689,552	761,602	689,551
Property and equipment, net	394,315	412,334	394,315	412,334
Service agreements, net	240,454	242,687	240,454	242,687
Goodwill	761,019	716,732	761,019	716,732
Other assets	73,083	57,669	65,854	49,743

	$2,230,475	$2,118,974	$2,223,244	$2,111,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,151	$10,359	$8,151	$10,359
Accounts payable	240,224	237,963	240,028	237,516
Due to affiliates	146,140	122,385	146,140	122,385
Accrued compensation cost	25,224	33,772	25,224	33,772
Accrued interest payable	11,041	31,792	10,062	24,938
Income taxes payable	6,559	7,388	20,077	14,222
Other accrued liabilities	33,259	30,938	33,259	30,938

Total current liabilities	470,598	474,597	482,941	474,130
Deferred revenue	8,686	6,971	8,686	6,971
Deferred income taxes	31,596	28,459	31,063	27,863
Long-term indebtedness	1,316,924	1,230,871	1,066,924	980,871
Other long-term liabilities	7,478	7,894	7,478	7,894

Total liabilities	1,835,282	1,748,792	1,597,092	1,497,729
Commitments and contingencies (Note 7)
Minority interests	13,707	13,069	13,707	13,069
Preferred stock, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, respectively	307,568	292,716	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 118,934,101 and 119,546,351 shares issued and outstanding, respectively	119	120	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	59,897	61,990	581,407	583,778
Deferred compensation	—	(3,536)	—	(3,536)
Accumulated other comprehensive income, net of tax	938	912	—	—
Retained earnings	12,964	4,911	31,037	20,006

Total stockholders’ equity	73,918	64,397	612,445	600,249

	$2,230,475	$2,118,974	$2,223,244	$2,111,047

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Product revenues	$458,862	$418,724	$458,862	$418,724
Service revenues	239,776	229,621	239,776	229,621

Total revenues	698,638	648,345	698,638	648,345

Cost of products	432,553	400,876	432,553	400,876

Cost of services:
Operating compensation and benefits	113,628	107,138	113,628	107,138
Other operating costs	71,772	62,920	71,772	62,920
Depreciation and amortization	17,578	17,159	17,578	17,159

Total cost of services	202,978	187,217	202,978	187,217

Total cost of products and services	635,531	588,093	635,531	588,093
General and administrative expense	18,404	18,381	18,370	18,267
Depreciation and amortization	2,587	3,783	2,587	3,783

Total costs and expenses	656,522	610,257	656,488	610,143

Income from operations	42,116	38,088	42,150	38,202
Other expense:
Interest expense, net	(30,369)	(26,949)	(24,229)	(20,833)
Minority interest expense	(593)	(149)	(593)	(149)

Income before income taxes	11,154	10,990	17,328	17,220
Income tax provision	(4,436)	(4,102)	(6,731)	(6,657)

Net income	$6,718	$6,888	$10,597	$10,563

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	(124)	1,375	—	—

Comprehensive income	$6,594	$8,263	$10,597	$10,563

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenues	$1,359,957	$1,181,431	$1,359,957	$1,181,431
Service revenues	729,842	672,179	729,842	672,179

Total revenues	2,089,799	1,853,610	2,089,799	1,853,610

Cost of products	1,292,913	1,129,637	1,292,913	1,129,637
Cost of services:
Operating compensation and benefits	343,665	310,447	343,665	310,447
Other operating costs	204,409	182,070	204,409	182,070
Depreciation and amortization	51,497	50,027	51,497	50,027

Total cost of services	599,571	542,544	599,571	542,544

Total cost of products and services	1,892,484	1,672,181	1,892,484	1,672,181

General and administrative expense	59,692	53,189	59,499	52,879
Compensation expense under long-term incentive plan	—	14,507	—	14,507
Depreciation and amortization	10,177	13,105	10,177	13,105

Total costs and expenses	1,962,353	1,752,982	1,962,160	1,752,672

Income from operations	127,446	100,628	127,639	100,938

Other expense:
Interest expense, net	(87,541)	(74,539)	(69,380)	(62,166)
Minority interest expense	(1,728)	(1,047)	(1,728)	(1,047)

Income before income taxes	38,177	25,042	56,531	37,725
Income tax provision	(15,272)	(10,449)	(22,047)	(14,976)

Net income	$22,905	$14,593	$34,484	$22,749

Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	826	556	—	—

Comprehensive income	$23,731	$15,149	$34,484	$22,749

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	119,546	$120	$61,990	$(3,536)	$912	$4,911	$64,397
Elimination of unamortized deferred compensation balance	—	—	(3,536)	3,536	—	—	—
Restricted stock award issuances, net of forfeitures	(646)	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	—	1,403	—	—	—	1,403
Accretion of preferred stock dividends	—	—	—	—	—	(14,852)	(14,852)
Proceeds from exercise of options to purchase common stock	34	—	40	—	—	—	40
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	26	—	26
Net income	—	—	—	—	—	22,905	22,905

Balance at September 30, 2006	118,934	$119	$59,897	$—	$938	$12,964	$73,918

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total
Balance at December 31, 2005	100	$1	$583,778	$(3,536)	$20,006	$600,249
Elimination of unamortized deferred compensation balance	—	—	(3,536)	3,536	—	—
Stock-based compensation expense	—	—	1,403	—	—	1,403
Contribution of proceeds from exercise of options to purchase common stock	—	—	22	—	—	22
Dividend paid	—	—	(260)	—	(23,453)	(23,713)
Net income	—	—	—	—	34,484	34,484

Balance at September 30, 2006	100	$1	$581,407	$—	$31,037	$612,445

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$22,905	$14,593	$34,484	$22,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	67,125	63,132	66,576	63,132
Deferred income taxes	3,008	16,661	3,103	14,976
Stock-based compensation expense	1,403	2,862	1,403	2,862
Minority interest expense	1,728	1,047	1,728	1,047
(Increase) Decrease in:
Accounts receivable	(63,304)	(34,733)	(63,304)	(34,733)
Prepaid expenses and other current assets	48	(31,163)	48	(31,163)
Inventories	(61,693)	(21,036)	(61,693)	(21,036)
Other assets	4,381	4,153	4,175	3,467
Increase (Decrease) in:
Accounts payable	1,368	96,304	1,619	95,810
Due from/to affiliates	16,678	13,127	16,678	13,127
Income taxes payable	(3,949)	(13,853)	2,735	(7,640)
Other accrued liabilities	(26,308)	(21,429)	(20,433)	(22,410)

Net cash provided by (used in) operating activities	(36,610)	89,665	(12,881)	100,188

Cash flows from investing activities:
Acquisition of property and equipment	(57,944)	(62,762)	(57,944)	(62,762)
Proceeds from sale of property and equipment	1,197	—	1,197	—
Acquisition of business, net of cash acquired	(31,378)	—	(31,378)	—
Payments in affiliation transactions	(3,152)	(4,515)	(3,152)	(4,515)
Investment in unconsolidated ventures	(2,656)	—	(2,656)	—
Proceeds from contract separation	—	1,807	—	1,807
Proceeds from sale of real estate interests in joint venture	—	900	—	900

Net cash used in investing activities	(93,933)	(64,570)	(93,933)	(64,570)

Cash flows from financing activities:
Proceeds from term loan	100,000	—	100,000	—
Proceeds from senior floating rate notes	—	250,000	—	—
Proceeds from other indebtedness	—	13,245	—	13,245
Net distributions to parent	—	—	(23,713)	(16,824)
Payment of dividends on preferred stock	—	(200,015)	—	—
Payment of dividends on common stock	—	(49,985)	—	—
Repayment of term loan	(1,000)	(16,912)	(1,000)	(16,912)
Repayment of other indebtedness	(4,214)	(4,944)	(4,214)	(4,944)
Issuance of stock	—	899	—	—
Debt issuance costs	(627)	(7,200)	(627)	—
Distributions to minority interests	(1,572)	—	(1,572)	—
Contributions from minority interests	482	—	482	—
Proceeds from exercise of options	39	—	—	—
Contribution of proceeds from exercise of options	—	—	22	—

Net cash provided by (used in) financing activities	93,108	(14,912)	69,378	(25,435)

Increase (Decrease) in cash and equivalents	(37,435)	10,183	(37,436)	10,183
Cash and equivalents:
Beginning of period	125,838	120,400	125,837	120,399

End of period	$88,403	$130,583	$88,401	$130,582

Supplemental Cash Flow Information:
Interest paid	$105,115	$83,159	$80,624	$73,066
Taxes paid	15,030	150	15,030	150

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006

NOTE 1 – Basis of Presentation

In March, 2004, US Oncology Holdings, Inc. (“Holdings”), which was formerly known as Oiler Holding Company, and its wholly-owned subsidiary, Oiler Acquisition Corp. (“Oiler”), entered into a merger agreement with US Oncology, Inc. (“US Oncology”) pursuant to which Oiler was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. On August 20, 2004, the merger was consummated, and US Oncology became a wholly-owned subsidiary of Holdings. Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in many of the new cancer-related clinical research studies. US Oncology is affiliated with 1,029 physicians operating in 411 locations, including 91 radiation oncology facilities in 35 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006, and subsequent filings.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers, in terms of patients and patient revenue. For the three months ended September 30, 2006 and 2005, the affiliated practices derived 38.3% and 38.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.2% and 2.2%, respectively, relates to Medicare managed care) and 3.1% and 2.9%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2006 and 2005, the affiliated practices derived 37.9% and 39.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2.8% and 2.1%, respectively, relates to Medicare managed care) and 3.1% and 2.8%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

Effective January 1, 2005, Medicare changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which was significantly higher than ASP. Conversion to ASP-based reimbursement from AWP reduced Medicare reimbursement for pharmaceuticals approximately 15%, effective January 1, 2005. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005 and a 1.2% increase during the nine months ended September 30, 2006.

The decline in pharmaceutical reimbursement under Medicare was partially offset by the Medicare Demonstration Project which was initiated in 2005 and continued in 2006. In 2005, the Medicare Demonstration Project provided payments for certain data related to symptom management for cancer patients and, in 2006, the project was revised to gather more specific information relevant to the quality of care for cancer patients that is focused on physician evaluation and management. The Centers for Medicare and Medicaid Services (“CMS”) has indicated that extension of the Medicare Demonstration Project through 2007 is under consideration but the project has not been renewed.

Medicare reimbursement for physician services is based upon a fee schedule. The fee schedule establishes payment for a given service based on relative value units (“RVUs”), which are a reflection of physician work intensity, practice expenses and geographic cost variations. RVU’s are monetized, through application of a conversion factor, into reimbursement rates for physician services. In 2006, the conversion factor was scheduled to decrease by 4.5% but did not due to the Deficit Reduction Act (“DRA”) which was passed by Congress and signed into law by the President in February, 2006. The DRA contains a provision that maintained the 2006 conversion factor at 2005 levels. This provision will expire on December 31, 2006, and if Congress does not revise the formula-driven conversion factor before that date, Medicare reimbursement for physician services will decrease by approximately 5.0% effective January 1, 2007. The DRA also contains a provision impacting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates effective January 1, 2007. If Congress does not act to revise the DRA provision between now and December 31, 2006, Medicare reimbursement will be limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Final Rule contains a provision that changes the RVU’s under the physician fee schedule that will be fully implemented on January 1, 2007 and a provision that changes the PE methodology that will be phased in over a four-year period beginning in 2007. For 2007, the Company estimates that the Final Rule will increase non-pharmaceutical reimbursement by 1.8% and, upon full implementation in 2011, by 4.1%.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 25.8% and 25.0% of revenue for the nine month periods ended September 30, 2006, and 2005, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

NOTE 3 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements and goodwill during the nine months ended September 30, 2006 consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2005	$242,687	$716,732
Additions, net	8,486	44,287
Amortization expense	(10,719)	—

Balance at September 30, 2006	$240,454	$761,019

On July 6, 2006, the Company acquired 100% of the outstanding capital stock of AccessMed Holdings, Inc., the parent company of AccessMed, Inc. (collectively “AccessMed”), for cash consideration of $31.4 million, net of cash acquired. AccessMed is a provider of reimbursement hotline and patient assistance programs and is located in Overland Park, Kansas. The acquisition expands the services offered by the Company to pharmaceutical manufacturers and also allows the Company to centralize the appeals and patient financial assistance processes for affiliated practices. Additional cash consideration of up to $6.0 million could be payable based upon the financial performance of the acquired business for the period from January 1, 2007 through December 31, 2007.

The total purchase price was allocated to AccessMed’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill, in the amount of $30.6 million, and is included in the Condensed Consolidated Balance Sheet as of September 30, 2006 and is a component of the pharmaceutical services segment. None of the goodwill related to this acquisition is deductible for tax purposes. The balances included in the Condensed Consolidated Balance Sheet related to the acquisition are based on preliminary information and are subject to change when asset valuations are finalized and the liabilities have been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price was allocated to the net assets acquired based upon their fair values at the date of acquisition. Final valuations of assets and liabilities are determined and recorded within one year from the date of the acquisition.

In the third quarter of 2006, the Company recorded an adjustment to certain assets classified as buildings and land that had been incorrectly recorded at the date of the August 20, 2004 merger (see Note 1). To correct this error in accounting, the Company reduced the cost of buildings and land by $11.8 million and $1.9 million, respectively, which was offset by an increase to goodwill of $13.7 million in its Condensed Consolidated Balance Sheet as of September 30, 2006. In addition, depreciation and amortization expense was reduced by $0.9 million in its consolidated statement of operations for the quarter ended September 30, 2006 to adjust for the cumulative error recorded in depreciation expense since the August 20, 2004 merger. The correction was recorded in the current period rather than restating previously issued financial statements as management concluded that the impact on prior years was not material.

The carrying value of goodwill is subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company performs impairment tests annually during the fourth quarter, and more frequently in the event that circumstances indicate impairment may have occurred. No impairments were recorded during the nine months ended September 30, 2006 or 2005.

Accumulated amortization relating to service agreements was $29.8 million and $19.1 million at September 30, 2006 and December 31, 2005, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

NOTE 4 – Indebtedness

As of September 30, 2006 and December 31, 2005, long-term indebtedness consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
US Oncology, Inc.:
Senior Secured Credit Facility	$479,088	$380,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	3,215	6,936
Mortgage, capital lease obligations and other	14,772	26,206

	1,075,075	991,230

Current maturities of long-term indebtedness	(8,151)	(10,359)

	$1,066,924	$980,871

US Oncology Holdings, Inc.:
Senior Floating Rate Notes, due 2015	250,000	250,000

	$1,316,924	$1,230,871

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of September 30, 2006, are as follows (in thousands):

	Twelve months ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
US Oncology payments due	$8,151	6,053	5,726	120,316	348,217	586,612	$1,075,075
Holdings payments due	—	—	—	—	—	250,000	250,000

	$8,151	$6,053	$5,726	$120,316	$348,217	$836,612	$1,325,075

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At September 30, 2006, $137.2 million was available for borrowing. The availability has been reduced by outstanding letters of credit amounting to $22.8 million. At September 30, 2006 and December 31, 2005, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $479.1 million and $380.1 million as of September 30, 2006 and December 31, 2005, respectively. On July 10, 2006, the Company amended its senior secured credit facility to provide for an additional term loan of $100.0 million to US Oncology (the “2006 Term Loan”). The 2006 Term Loan bears interest at the same rate as the Company’s existing senior secured term loan and interest is payable semi-annually. The 2006 Term Loan is subject to the same covenants, terms and conditions, and is secured by the same collateral as the Company’s existing senior secured debt.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six month interest periods chosen by

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

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

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At September 30, 2006, the Company was required to maintain an interest coverage ratio of 2.10:1 and a maximum leverage ratio of 5.50:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the year ended December 31, 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2006, the Company is in compliance with all financial covenants.

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

The Company designated the interest rate swap as a cash flow hedge against the variability of future interest payments for accounting purposes. Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holding’s indebtedness through payment of dividends to Holdings. During the first nine months of 2006, US Oncology paid Holdings dividends of $23.7 million to finance the semi-annual interest payments due March 15, 2006 and September 15, 2006. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Amounts available under this restricted payments provision were $76.8 million as of September 30, 2006.

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

Proceeds from the Holdings Notes issued in March, 2005 were used to pay a $250 million dividend to Holdings’ common and preferred shareholders. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ 2004 Long-Term Cash Incentive Plan, and Holdings incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings.

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

NOTE 5 - Stock-Based Compensation

The following disclosures relate to stock incentive plans involving shares of Holdings common stock or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is included in the financial statements of US Oncology, as the participants in such plans are employees of US Oncology.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense is recognized for options awarded prior to January 1, 2006, unless these awards are modified subsequent to the adoption of the standard. The Company applied the prospective transition method and the adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. In accordance with the prospective transition method, results for prior periods have not been restated. Upon adopting SFAS 123R, the Company eliminated the unamortized balance of deferred compensation associated with outstanding restricted share awards to additional paid-in-capital.

For all awards issued or modified after the adoption of SFAS 123R, compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted stock and 3,933,595 options to purchase common stock. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total compensation expense of approximately $0.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2006 related to awards made under the Equity Incentive Plan.

At September 30, 2006, 21,324,000 shares of restricted stock had been granted and 966,371 shares were available for future awards. During the nine months ended September 30, 2006 and 2005, respectively, the Company granted awards of 500,000 and 240,000 restricted shares with fair values of approximately $0.7 million and $0.4 million. During the nine months ended September 30, 2006, 1,146,000 restricted shares were forfeited by holders and previously recognized expense of $0.3 million related to the forfeited shares was reversed.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

Compensation expense related to outstanding restricted share awards is estimated to be $2.0 million, $0.8 million, $0.5 million and $0.3 million for the fiscal years ending December 31, 2006, 2007, 2008 and 2009, respectively. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2009.

The following summarizes activity for options awarded under the Equity Incentive Plan:

	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2005	2,801,500	$1.13
Granted	976,500	1.43
Exercised	(21,750)	1.00
Forfeited	(187,250)	1.00

Options outstanding, September 30, 2006	3,569,000	$1.23	8.7 years	$714

Options exercisable, September 30, 2006	1,293,260	$1.08	8.3 years	$449

At September 30, 2006, 3,569,000 options to purchase Holdings common stock were outstanding and 337,095 options were available for future awards. Holdings granted 976,500 and 470,000 options to purchase common shares during the nine months ended September 30, 2006 and 2005, respectively. The fair value of options awarded during the quarter ended September 30, 2006 was estimated at $0.56 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.25%; expected life of five years; expected volatility of 34.2% based on an index of peer companies; and expected dividend yield of zero. As required upon adoption of SFAS 123R, compensation expense related to options granted during the nine months ended September 30, 2006 has been recorded based on the fair value as of the grant date and vesting provisions. Compensation expense incurred during the three and nine months ended September 30, 2006 for these awards was not material.

During the nine months ended September 30, 2006, holders of options to purchase common stock exercised a total of 21,750 options resulting in aggregate proceeds in the amount of 21,750 Also during the nine months ended September 30, 2006, 187,250 options to purchase common stock were forfeited by the holders.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. At September 30, 2006, options to purchase 99,000 shares of common stock have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the nine months ended September 30, 2006, 12,000 options issued under the Director Stock Option Plan were exercised for aggregate proceeds of $14,400.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon (i) a qualified initial public offering or change in control or (ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the quarter ended March 31, 2005, Holdings declared a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan that was financed with a dividend from US Oncology. Compensation expense associated with this obligation was recorded during the three months ended March 31, 2005. No triggering events have occurred since March 31, 2005 under the Cash Incentive Plan.

If any of the payment triggering events described in the Cash Incentive Plan occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $4.3 million as of September 30, 2006. The amount of this obligation may increase or decrease based upon future performance of the Company.

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

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. In the first quarter of 2006, the Company changed its reportable segments to present information for its recently established service offerings related to oncology pharmaceuticals. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The segment presentation for the three and nine months ended September 30, 2005 has been conformed to the current presentation.

Balance sheet information by reportable segment is not reported, since the Company does not produce such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

The tables below present segment results for the three and nine months ended September 30, 2006 and 2005 (in thousands). The segment results of Holdings are identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services		Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$376,978	$—	$502,097		$—	$—	$(420,213)	$458,862
Service revenues	134,550	82,448	6,828		15,950	—	—	239,776

Total revenues	511,528	82,448	508,925		15,950	—	(420,213)	698,638
Operating expenses	(480,088)	(53,250)	(488,488)		(16,340)	(18,370)	420,213	(636,323)
Depreciation and amortization	—	(9,388)	(1,014)		(216)	(9,547)	—	(20,165)

Income (loss) from operations	$31,440	$19,810	$19,423		$(606)	$(27,917)	$—	$42,150

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—		$—	$(34)	$—	$(34)

Income (loss) from operations	$31,440	$19,810	$19,423		$(606)	$(27,951)	$—	$42,116

Goodwill	$409,322	$191,615 (2)	$160,082	(3)(4)	$—	$—	$—	$761,019

	Three Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services		Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$350,359	$—	$91,589		$—	$—	$(23,224)	$418,724
Service revenues	139,390	72,879	5,114		12,238	—	—	229,621

Total revenues	489,749	72,879	96,703		12,238	—	(23,224)	648,345
Operating expenses	(450,199)	(47,975)	(83,915)		(12,068)	(18,268)	23,224	(589,201)
Depreciation and amortization	—	(10,446)	(437)		(347)	(9,712)	—	(20,942)

Income (loss) from operations	$39,550	$14,458	$12,351		$(177)	$(27,980)	$—	$38,202

US Oncology Holdings, Inc.
Operating expenses	$—	$—	—		$—	$(114)	$—	$(114)

Income (loss) from operations	$39,550	$14,458	$12,351		$(177)	$(28,094)	$—	$38,088

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

	Nine Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services		Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,138,949	$—	$1,445,635		$—	$—	$(1,224,627)	$1,359,957
Service revenues	417,006	242,055	30,034		40,747	—	—	729,842

Total revenues	1,555,955	242,055	1,475,669		40,747	—	(1,224,627)	2,089,799
Operating expenses	(1,456,734)	(155,004)	(1,413,400)		(40,476)	(59,499)	1,224,627	(1,900,486)
Depreciation and amortization	—	(28,699)	(2,711)		(663)	(29,601)	—	(61,674)

Income (loss) from operations	$99,221	$58,352	$59,558		$(392)	$(89,100)	$—	$127,639

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—		$—	$(193)	$—	$(193)

Income (loss) from operations	$99,221	$58,352	$59,558		$(392)	$(89,293)	$—	$127,446

Goodwill	$409,322	$191,615 (2)	$160,082	(3)(4)	$—	$—	$—	$761,019

	Nine Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services		Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$992,635	$—	$212,020		$—	$—	$(23,224)	$1,181,431
Service revenues	400,052	217,753	19,263		35,111	—	—	672,179

Total revenues	1,392,687	217,753	231,283		35,111	—	(23,224)	1,853,610
Operating expenses	(1,266,740)	(140,419)	(200,076)		(37,406)	(53,616)	23,224	(1,675,033)
Compensation expense under long-term incentive plan	—	—	—		—	(14,507)	—	(14,507)
Depreciation and amortization	(28)	(29,781)	(446)		(1,064)	(31,813)	—	(63,132)

Income (loss) from operations	$125,919	$47,553	$30,761		$(3,359)	$(99,936)	$—	$100,938

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—		$—	$(310)	$—	$(310)

Income (loss) from operations	$125,919	$47,553	$30,761		$(3,359)	$(100,246)	$—	$100,628

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.
(2)	During the quarter ended September 30, 2006, the Company recorded an adjustment to increase goodwill by $13.7 million in the cancer center services segment to correct an error at the time of the August 20, 2004 merger (see Note 3).
(3)	As a result of segment reporting changes effective January 1, 2006, the Company also adjusted the amount of goodwill assigned to its reportable segments. Goodwill in the amount of $129.5 million was assigned to the pharmaceutical services segment and goodwill assigned to the medical oncology services segment was reduced by the same amount. Prior to management changes and the establishment of new service offerings related to oncology pharmaceuticals, certain activities in the pharmaceutical services segment had been included in the medical oncology services segment.
(4)	Goodwill in the amount of $30.6 million recorded as a result of the preliminary purchase price allocation for the AccessMed acquisition in July, 2006 has been assigned to the pharmaceutical services segment based upon the nature of services and organizational integration of the acquired company.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

NOTE 7 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of September 30, 2006, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending September 30,
	2007	2008	2009	2010	2011	Thereafter
Payments due	$68,702	$61,001	$52,578	$42,490	$32,705	$179,777

Insurance

The Company and its affiliated practices maintain insurance with respect to various liability risks on a claims-made basis, in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against it or its affiliated practices, which would have a material impact on its financial position or results of operations.

The Company maintains all other traditional insurance coverage types on either a fully insured or high deductible basis.

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to patients. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its affiliated practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against it or one of the affiliated practices, in excess of insurance coverage, could have a material adverse effect on the Company.

Guarantees

Beginning January 1, 1997, the Company guaranteed that amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

The Company previously provided guarantees up to predetermined amounts for amounts owed by practices under OPS agreements to the Company’s third-party distributor for products purchased by such affiliated practices. These guarantees amounted to $4.7 million at December 31, 2005. No amounts were guaranteed as of September 30, 2006 as a result of the Company’s introduction of its own distribution function, which now ships to these practices.

Litigation

The Company believes the allegations in suits against it are customary for the size and scope of the Company’s operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to the Company’s contracts and relationships with pharmaceutical manufacturers. The Company is in the process of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

responding to the subpoena and is cooperating fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. The Company cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company is devoting significant resources to responding to the DOJ subpoena and anticipates that such resources will be required on an ongoing basis to fully respond to the subpoena.

The Company has also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

Qui Tam Lawsuits

In the past, the Company and certain of its subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which the Company became aware. The United States has determined not to intervene in any of the qui tam suits of which the Company is aware and all such suits have been dismissed. Because qui tam actions are filed under seal, a possibility exists that the Company could be the subject of other qui tam actions of which it is unaware. The Company intends to continue to investigate and vigorously defend itself against any and all such claims, and continues to believe that it conducts its operations in compliance with the law.

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to alleged actions of the Company and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between US Oncology and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on the Company, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

Breach of Contract Claims

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

Specifically, the Company is involved in litigation with one net revenue model practice of 35 physicians. The Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law.

As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. During the first quarter of 2006, the practice represented 4.6% of the Company’s consolidated revenue. At September 30, 2006, the Company had recorded amounts related to this practice of $32.4 million which consisted of a receivable in the amount of $24.3 million and $8.1 million of property, plant and equipment. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or the management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At September 30, 2006, the total receivable owed to the Company of $24.3

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

million is reflected on the Company’s balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $24.3 million receivable recorded in other assets at September 30, 2006. Accordingly, the Company expects to realize the amount it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and the Company cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to incur expenses in connection with its litigation with the practice.

The Company intends to vigorously pursue its claims, including claims for any costs and expenses that it incurs as a result of the termination of the service agreement and to defend itself against the practice’s allegations that the Company breached the agreement and that the agreement is unenforceable. However, the Company cannot provide assurance as to what the outcome of the litigation will be, or, even if the Company prevails in the litigation, whether it will be successful in recovering the full amount, or any, of its costs associated with the litigation and termination of the service agreement.

Certificate of Need Regulatory Action

During the third quarter of 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

At September 30, 2006, the Company’s Condensed Consolidated Balance Sheet included net assets in the amount of $5.9 million related to this practice, which includes equipment in the amount of $1.6 million, a service agreement intangible asset in the amount of $2.7 million and working capital in the amount of $1.6 million. The cancer center used by this practice is accounted for as an operating lease and, as such, is not included on the Company’s balance sheet. At September 30, 2006, the lease had a remaining term of 20 years and the net present value of minimum future lease payments is approximately $7.2 million. In the event the Company’s appeal of the regulatory action or other efforts are unsuccessful, it may determine certain amounts related to this practice to be impaired. The Company does not believe the net assets of the cancer center are impaired as of September 30, 2006. Management will continue to monitor this matter.

NOTE 8 – Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure you that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact if any, of the adoption of FIN 48 on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement does not require any new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied except for certain limited retrospective application with respect to certain financial instruments. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for all employers with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The Company does not currently sponsor benefit plans covered by this Statement and does not expect it to have a material impact on its results of operations, financial condition or liquidity.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2006. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of September 30, 2006, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P. and Oregon Cancer Center, Ltd. Condensed consolidated information for periods prior to December 31, 2005 is not presented because the non-guarantor subsidiaries represented less than 3% of US Oncology’s consolidated income from continuing operations and cash flow from operations for these periods and were considered minor.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

as of September 30, 2006

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$88,401	$—	$—		$88,401
Accounts receivable	—	345,877	11,381	—		357,258
Other receivables	—	111,285	—	—		111,285
Prepaid expenses and other current assets	—	21,356	—	—		21,356
Inventories	—	107,777	2,119	—		109,896
Deferred income taxes	8,739	—	—	—		8,739
Due from affiliates	907,184	—	—	(842,517	)(1)	64,667
Investment in subsidiaries	531,186	—	—	(531,186	)(2)	—

Total current assets	1,447,109	674,696	13,500	(1,373,703)		761,602
Property and equipment, net	—	359,489	34,826	—		394,315
Service agreements, net	—	234,706	5,748	—		240,454
Goodwill	—	755,426	5,593	—		761,019
Other assets	37,907	26,417	1,530	—		65,854

	$1,485,016	$2,050,734	$61,197	$(1,373,703)		$2,223,244

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$7,500	$150	$501	$—		$8,151
Accounts payable	—	238,561	1,467	—		240,028
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	—	969,891	18,766	(842,517	)(1)	146,140
Accrued compensation cost	—	24,729	495	—		25,224
Accrued interest payable	10,062	—	—	—		10,062
Income taxes payable	20,077	—	—	—		20,077
Other accrued liabilities	278	33,806	(825)	—		33,259

Total current liabilities	(211,197)	1,518,889	17,766	(842,517)		482,941

Deferred revenue	—	8,686	—	—		8,686
Deferred income taxes	31,063	—	—	—		31,063
Long-term indebtedness	1,052,705	2,482	11,737	—		1,066,924
Other long-term liabilities	—	3,523	3,955	—		7,478

Total liabilities	872,571	1,533,580	33,458	(842,517)		1,597,092
Commitments and contingencies
Minority interests	—	—	13,707	—		13,707
Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding shares issued and outstanding	1	—	—	—		1
Additional paid-in capital	581,407	—	—	—		581,407
Retained earnings	31,037	—	—	—		31,037
Subsidiary equity	—	517,154	14,032	(531,186	)(2)	—

Total stockholders’ equity	612,445	517,154	14,032	(531,186)		612,445

	$1,485,016	$2,050,734	$61,197	$(1,373,703)		$2,223,244

(1)	Elimination of intercompany balances
(2)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2005

(unaudited, in thousands, except share information)

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
(2)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenues	$—	$447,113	$11,749	$—		$458,862
Service revenues	—	232,569	7,207	—		239,776

Total revenues	—	679,682	18,956	—		698,638

Cost of products	—	425,280	7,273	—		432,553

Cost of services:
Operating compensation and benefits	—	110,209	3,419	—		113,628
Other operating costs	—	66,475	5,297	—		71,772
Depreciation and amortization	—	16,547	1,031	—		17,578

Total cost of services	—	193,231	9,747	—		202,978

Total cost of products and services	—	618,511	17,020	—		635,531
General and administrative expense	94	18,276	—	—		18,370
Depreciation and amortization	—	2,587	—	—		2,587

Total costs and expenses	94	639,374	17,020	—		656,488

Income from operations	(94)	40,308	1,936	—		42,150
Other expense:
Interest expense, net	(23,079)	(915)	(235)	—		(24,229)
Intercompany interest	6,715	(6,715)	—	—		—
Minority interest expense	—	—	(593)	—		(593)

Income before income taxes	(16,458)	32,678	1,108	—		17,328
Income tax provision	(6,731)	—	—	—		(6,731)
Equity in subsidiaries	33,785	—	—	(33,785	)(1)	—

Net income	$10,596	$32,678	$1,108	$(33,785)		$10,597

(1)	Elimination of equity in earnings of consolidated subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenues	$—	$1,323,804	$36,153	$—		$1,359,957
Service revenues	—	707,429	22,413	—		729,842

Total revenues	—	2,031,233	58,566	—		2,089,799

Cost of products	—	1,270,547	22,366	—		1,292,913

Cost of services:
Operating compensation and benefits	—	332,305	11,360	—		343,665
Other operating costs	—	188,539	15,870	—		204,409
Depreciation and amortization	—	48,442	3,055	—		51,497

Total cost of services	—	569,286	30,285	—		599,571

Total cost of products and services	—	1,839,833	52,651	—		1,892,484
General and administrative expense	327	59,172	—	—		59,499
Depreciation and amortization	—	10,177	—	—		10,177

Total costs and expenses	327	1,909,182	52,651	—		1,962,160

Income from operations	(327)	122,051	5,915	—		127,639
Other expense:
Interest expense, net	(68,867)	195	(708)	—		(69,380)
Intercompany interest	20,145	(20,145)	—	—		—
Minority interest expense	—	—	(1,728)	—		(1,728)

Income before income taxes	(49,049)	102,101	3,479	—		56,531
Income tax provision	(22,047)	—	—	—		(22,047)
Equity in subsidiaries	105,579	—	—	(105,579	)(1)	—

Net income	$34,483	$102,101	$3,479	$(105,579)		$34,484

(1)	Elimination of equity in earnings of consolidated subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2006-continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(70,605)	$53,054	$4,670	$(12,881)

Cash flows from investing activities:
Acquisition of property and equipment	—	(54,736)	(3,208)	(57,944)
Proceeds from sale of property and equipment	—	1,197	—	1,197
Acquisition of business, net of cash acquired	—	(31,378)	—	(31,378)
Payments in affiliation transactions	—	(3,152)	—	(3,152)
Investment in unconsolidated ventures	—	(2,656)	—	(2,656)

Net cash used in investing activities	—	(90,725)	(3,208)	(93,933)

Cash flows from financing activities:
Proceeds from term loan	100,000	—	—	100,000
Net distributions to parent	(23,713)	—	—	(23,713)
Repayment of term loan	(1,000)	—	—	(1,000)
Repayment of other indebtedness	(4,077)	235	(372)	(4,214)
Debt issuance costs	(627)	—	—	(627)
Distributions to minority shareholders	—	—	(1,572)	(1,572)
Contributions from minority shareholders	—	—	482	482
Proceeds from exercise of options	22	—	—	22

Net cash used in financing activities	70,605	235	(1,462)	69,378

Decrease in cash and equivalents	—	(37,436)	—	(37,436)
Cash and equivalents:
Beginning of period	—	125,837	—	125,837

End of period	$—	$88,401	$—	$88,401

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

General

US Oncology, headquartered in Houston, Texas, is one of the nation’s largest cancer treatment and research networks. As of September 30, 2006, our network included:

•	1,029 affiliated physicians

•	411 sites of service

•	78 comprehensive cancer centers and 13 other facilities providing radiation therapy only

•	A clinical trial program that currently is managing 70 active clinical trials

•	A pharmaceutical distribution business that currently distributes $1.7 billion in oncology pharmaceuticals annually from its 75,000 square foot oncology pharmaceutical distribution facility

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

In addition to providing services to our network physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America. These services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

•	Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply over 90% of the value of pharmaceuticals administered by our network of affiliated practices.

•

Market Focus information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product related services.

•

To expand the services we offer pharmaceutical manufacturers, on July 6, 2006, the Company acquired 100% of the outstanding capital stock of AccessMed Holdings, Inc., the parent company of AccessMed, Inc. (collectively “AccessMed”) for cash consideration of $31.4 million, net of cash acquired. AccessMed is a provider of reimbursement hotline and patient assistance programs and is located in Overland Park, Kansas. The acquisition expands the services offered by the Company to pharmaceutical manufacturers and also allows the Company to centralize the appeals and patient financial assistance processes for affiliated practices.

•

In addition, on August 1, 2006, we launched our specialty pharmacy and mail order service, OncologyRxTM Care Advantage, at our distribution facility. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. In addition to providing patients with pharmaceuticals through OncologyRxTM Care Advantage, we provide patient counseling services that are directed toward appropriate use of medications, side effect and complication monitoring and reimbursement issues.

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

•	Expand the network’s evidence-based medicine initiative, Cancer Care Pathways, which continues to enjoy strong adoption among physicians and practices.

•	Continue implementation of iKnowMed, the Company’s oncology-specific electronic medical records system.

During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. The cost to build out the 75,000 square foot facility in Fort Worth, Texas was approximately $12.1 million. The distribution center began supplying a limited number of pharmaceuticals to our affiliated practices during the third quarter of 2005, and we believe it has now achieved normal operating levels as it currently serves all affiliated practice sites and provides over 90% of the value of pharmaceuticals administered by our affiliated practices. The initial working capital investment of approximately $113.0 million for the distribution center was made primarily during the first quarter of 2006. The distribution center provided a platform to further expand our services related to oncology pharmaceuticals with the launch of our OncologyRxTM Care Advantage specialty pharmacy and mail order business in August, 2006.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Economic Models

Our comprehensive service agreements are long-term agreements (generally with initial terms of 25 to 40 years), which cannot be terminated unilaterally without cause. Physicians at practices managed under comprehensive agreements are required to enter into employment or non-competition agreements with the practice. We may pay consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have assisted affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by affiliating with new groups and recruiting new physicians.

Under substantially all of our comprehensive service agreements, we are compensated on the “earnings model” (as contrasted with the “net revenue” model). Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the third quarter of 2006, 98.7% of our comprehensive management services revenue was derived from affiliated practices managed under agreements other than the net revenue model. In some states, our agreements provide for a fixed management fee.

Of our comprehensive services revenue for the quarter ended September 30, 2006, 1.3% was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement for oncology pharmaceuticals paid as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005. During the three months and nine months ended September 30, 2006, the Company experienced an increase of approximately 0.6% and 1.2%, respectively, in Medicare reimbursement.

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

Medicare Demonstration Project

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by CMS to add an aggregate of $260 million in Medicare payments to oncologists across the United States. The project continued for 2006, however it includes substantial revisions to gather more specific information relevant to the quality of care for cancer patients. Reporting is no longer specific to chemotherapy, but instead is focused on physician evaluation and management. CMS reports that they expect the demonstration project payments in 2006 to be $150 million, or a 42.3% reduction from 2005 levels. We estimate that reduced reimbursement under the Medicare Demonstration Project will negatively impact pre-tax income in 2006 by approximately $5-6 million based on application of revised rates to our 2005 results. CMS has indicated that an extension of the Medicare Demonstration Project in 2007 is under consideration. If the project is not renewed, the reduced reimbursement will negatively impact 2007 pre-tax income by an estimated $3-4 million based on annualized results, through September 30, 2006.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Competitive Acquisition Program

CMS was required to implement the Competitive Acquisition Program (“CAP”) in 2006, whereby physician practices could elect to have an external supplier both provide the drugs and biologicals administered in the physician’s office to the patient and to bill and collect from Medicare. One approved vendor chose to participate in the program and the program was effective for physician practices on August 1, 2006. CMS and the U.S. Congress are monitoring the effectiveness and viability of the program based on the number of physicians who have chosen to contract with this vendor. US Oncology affiliated practices have not elected to participate in this program.

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

The provision freezing the conversion factor is effective only for 2006. If Congress does not revise the formula-driven conversion factor between now and December 31, 2006, Medicare reimbursement for physician services could decrease by 5.0% effective January 1, 2007, and if applied to annualized September 30, 2006 reimbursement, the decrease will negatively impact 2007 pre-tax income by an estimated $5-6 million. Also, there is likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

On November 1, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units under the Physician Fee Schedule and Proposed Changes to the Practice Expense (PE) Methodology. Our initial review indicates that CMS retained each aspect of its June 21, 2006 Proposed Rule covering these two issues. The Work RVU changes are slated to be implemented in full beginning January 1, 2007, while the PE Methodology changes will be phased in over a four year period (2007 to 2010). Among other changes, the Final Rule increases E & M reimbursement, adopts a “bottom-up” payment methodology for calculating direct practice costs, modifies the methodology used to calculate indirect practice costs, and eliminates the “non-physician work pool” (that is currently used to calculate practice expense RVUs for services without physician involvement, such as radiation oncology treatment planning), and substitutes, instead, reimbursement using the standard methodology.

For 2007, we estimate that the rule will result in a 1.8% increase in overall Medicare non-drug reimbursement, (or approximately $2.0 million of pre-tax income), based on our affiliated physicians’ practice patterns for the first nine months of 2006. This is comprised of a 2.3% increase in radiation oncology reimbursement and a 1.8% increase in non-drug medical oncology reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Imaging Reimbursement

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates effective January 1, 2007. If Congress does not act to revise the DRA provision between now and December 31, 2006, Medicare reimbursement will be limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to annualized September 30, 2006 results, pre-tax income would be expected to decrease by an estimated $6-7 million.

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

Summary

If Congress does not revise the formula-driven conversion factor between now and December 31, 2006, the Company estimates a decrease in pre-tax income of $5-6 million for 2007, applying the conversion factor to annualized September 30, 2006 results. Similarly, if no Congressional action is taken prior to January 1, 2007 with regard to the proposed imaging reimbursement reductions called for by the Deficit Reduction Act, the company estimates a decrease in pre-tax income of $6-7 million for 2007, based on the application of the new rates to annualized September 30, 2006 results. If the Medicare Oncology Demonstration Project is not renewed by CMS for 2007, pre-tax income for 2007 is estimated to decrease by $3-4 million. These decreases are offset, in part, by increases in reimbursement of approximately 1.8% in overall non-drug reimbursement (or $2.0 million of pre-tax income) relating to Work RVU and PE Methodology changes referred to previously.

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

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, of the adoption of FIN 48 on our consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement does not require any new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied except for certain limited retrospective application with respect to certain financial instruments. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)” (“SFAS No. 158”) . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for all employers with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The Company does not currently sponsor benefit plans covered by this Statement and does not expect it to have a material impact on its results of operations, financial condition or liquidity.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation). EBITDA is not calculated in accordance with GAAP; rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

The Company believes EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. The Company’s senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness;

•

cash requirements for the replacement of capital assets being depreciated and amortized, which typically need to be replaced in the future, even though deprecation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•	the Company’s cash expenditures, or future requirements, for other capital expenditure or contractual commitments; and

•	the fact that other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

Despite these limitations, management believes that EBITDA provides investors and analysts with a useful measure of liquidity and financial condition unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Management compensates for these limitations by relying primarily on the Company’s GAAP results and using EBITDA as a supplement for comparative purposes and for analyzing compliance with the Company’s loan covenants.

Results of Operations

As of September 30, 2006 and 2005, respectively, we have affiliated with the following number of physicians (including those under OPS arrangements), by specialty:

	September 30,
	2006	2005
Medical oncologists/hematologists	836	805
Radiation oncologists	148	140
Other oncologists	45	40

Total physicians	1,029	985

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)(2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Affiliated physicians, beginning of period	848	803	856	797
Physician practice affiliations	6	10	18	27
Recruited physicians	39	45	56	54
Physician practice separations (2)	—	—	(35)	(5)
Retiring/Other	(20)	(17)	(32)	(32)
Net conversions from OPS agreements	—	—	10	—

Affiliated physicians, end of period	873	841	873	841

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Oncology Pharmaceutical Services Agreements(3)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Affiliated physicians, beginning of period	129	141	138	133
Physician practice affiliations	35	9	51	24
Physician practice separations	(7)	(4)	(17)	(11)
Retiring/Other	(1)	(2)	(6)	(2)
Net conversions to comprehensive service agreements	—	—	(10)	—

Affiliated physicians, end of period	156	144	156	144

Total affiliated physicians	1,029	985	1,029	985

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	On April 18, 2006 we terminated our relationship with a net revenue practice comprised of 35 physicians.
(3)	Operations related to OPS agreements are included in the pharmaceutical services segment.

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cancer Centers, beginning of period	78	81	82	83
Cancer Centers opened	—	2	—	4
Cancer Centers closed	—	—	(4)	(4)

Cancer Centers, end of period	78	83	78	83

Radiation oncology-only facilities, end of period	13	11	13	11

Total Radiation Oncology Facilities	91	94	91	94

PET Systems (1)	31	30	31	30

(1)	Includes 10 and 8 PET/CT systems at September 30, 2006 and 2005, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Per Operating Day Statistics:
Medical oncology visits	9,599	9,342	9,752	9,300
Radiation treatments	2,687	2,602	2,716	2,661
IMRT treatments (included in radiation treatments)	505	379	481	381
PET scans	165	147	160	144
CT scans	675	587	657	558

Per Operating Day Same Store Statistics:
Medical oncology visits	9,481	8,853	9,472	8,807
Radiation treatments	2,652	2,494	2,662	2,543
IMRT treatments (included in radiation treatments)	423	379	423	379
PET scans	162	145	157	142
CT scans	656	553	629	523

New patients enrolled in research studies	645	888	1,933	2,642

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

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Product revenues	65.7%	64.6%	65.7%	64.6%
Service revenues	34.3	35.4	34.3	35.4

Total revenues	100.0	100.0	100.0	100.0

Cost of products	61.9	61.8	61.9	61.8
Cost of services:
Operating compensation and benefits	16.3	16.6	16.3	16.6
Other operating costs	10.3	9.7	10.3	9.7
Depreciation and amortization	2.5	2.6	2.5	2.6

Total cost of services	29.1	28.9	29.1	28.9
Total cost of products and services	91.0	90.7	91.0	90.7
General and administrative expense	2.6	2.8	2.6	2.8
Depreciation and amortization	0.4	0.6	0.4	0.6

Total costs and expenses	94.0	94.1	94.0	94.1

Income from operations	6.0	5.9	6.0	5.9

Other expense:
Interest expense, net	(4.3)	(4.2)	(3.4)	(3.2)
Minority interest expense	(0.1)	—	(0.1)	—

Income before income taxes	1.6	1.7	2.5	2.7
Income tax provision	(0.6)	(0.6)	(1.0)	(1.0)

Net income	1.0%	1.1%	1.5%	1.7%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenues	65.1%	63.7%	65.1%	63.7%
Service revenues	34.9	36.3	34.9	36.3

Total revenues	100.0	100.0	100.0	100.0

Cost of products	61.8	60.9	61.8	60.9
Cost of services:
Operating compensation and benefits	16.4	16.7	16.4	16.7
Other operating costs	9.8	9.8	9.8	9.8
Depreciation and amortization	2.5	2.7	2.5	2.7

Total cost of services	28.7	29.2	28.7	29.2
Total cost of products and services	90.5	90.1	90.5	90.1
General and administrative expense	2.9	2.9	2.9	2.9
Compensation expense under long-term incentive plan	—	0.8	—	0.8
Depreciation and amortization	0.5	0.7	0.5	0.7

Total costs and expenses	93.9	94.5	93.9	94.5

Income from operations	6.1	5.5	6.1	5.5

Other expense:
Interest expense, net	(4.2)	(4.0)	(3.3)	(3.4)
Minority interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	1.8	1.4	2.7	2.0
Income tax provision	(0.7)	(0.6)	(1.1)	(0.8)

Net income	1.1%	0.8%	1.6%	1.2%

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services we provide.

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

A portion of our revenue under our comprehensive service agreements and our OPS arrangements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables rendered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

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

Revenue

The following tables reflect our revenue by segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Medical oncology services	73.2%		75.5%		74.6%		75.1%
Cancer center services	11.8		11.2		11.6		11.7
Pharmaceutical services	72.8		14.9		70.6		12.5
Research and other services	2.3		1.9		1.8		1.9
Eliminations	(60.1	)(1)	(3.5	)(1)	(58.6	)(1)	(1.2	)(1)

	100.0%		100.0%		100.0%		100.0%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Three Months Ended September 30, (in thousands)						Nine Months Ended September 30, (in thousands)
	2006		2005		Change		2006		2005		Change
Medical oncology services	$511,528		$489,749		4.4%		$1,555,955		$1,392,687		11.7%
Cancer center services	82,448		72,879		13.1		242,055		217,753		11.2
Pharmaceutical services	508,925		96,703		nm	(2)	1,475,669		231,283		nm	(2)
Research and other services	15,950		12,238		30.3		40,747		35,111		16.1
Eliminations	(420,213	)(1)	(23,224	)(1)	nm	(2)	(1,224,627	)(1)	(23,224	)(1)	nm	(2)

	$698,638		$648,345		7.8%		$2,089,799		$1,853,610		12.7%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

(2)	Not meaningful.

Medical Oncology Services. Medical oncology services revenue for the three months ended September 30, 2006 increased 4.4% over the comparable quarter in the prior year. The increase reflects the growth in pharmaceutical revenue attributable to both growth in our network of affiliated medical oncologists and increased revenue on a per physician basis. Partially offsetting pharmaceutical revenue growth was a $4.3 million reduction of the management fees paid by affiliated practices (as discussed below), a January 1, 2006 reduction in payments under the Medicare Demonstration Project, which provides physician payments for certain data relating to physician evaluation and management of patient care, and the separation of our last large net revenue model practice in April, 2006.

Medical oncology services revenue for the nine months ended September 30, 2006 increased 11.7% over comparable period in prior year and reflects the items referred to above. The impact of the management fee reduction and the net revenue model practice separation was less significant for the nine month period, as compared to the quarter ended September 30, 2006, as a portion of the nine month period ended September 30, 2006 includes activities prior to their occurrence.

The involvement of affiliated practices in our medical oncology services segment is important to the success of our pharmaceutical services segment. Effective July 1, 2006, to promote continued support of initiatives in this area, we initiated a program to reduce management fees paid by affiliated practices based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment.

Cancer Center Services. Cancer center services revenue for the three months ended September 30, 2006 increased 13.1% over the comparable quarter in the prior year. The increase reflects the clinical acceptance of new technology, as evidenced by a 33.2% increase in IMRT treatments and a 14.4% increase in diagnostic scans.

Cancer center services revenue for the nine months ended September 30, 2006 increased 11.2% over the comparable period in the prior year reflecting a 26.2% increase in IMRT treatments and a 16.4% increase in diagnostic scans.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended September 30, 2006 was $508.9 million and increased $412.2 million over the comparable quarter in the prior year due primarily to sales from the distribution center to affiliated practices in the medical oncology segment that increased $397.0 million over the prior year period. The distribution center began operations in September, 2005, on a limited basis, and its sales to affiliated medical oncology practices are eliminated in the determination of our consolidated revenue. Excluding the impact of distribution sales, pharmaceutical services revenue was $88.7 million and increased $15.2 million over the quarter ended September 30, 2005 due primarily to increased sales to physicians affiliated under OPS agreements as well as revenues derived from services provided to pharmaceutical manufacturers and from AccessMed, subsequent to its acquisition in July, 2006.

Pharmaceutical services revenue for the nine months ended September 30, 2006 was $1,475.7 million and increased $1,244.4 million over the comparable quarter in the prior year. The increase is due primarily to incremental sales of $1,201.4 million from the distribution center to affiliated practices in the medical oncology segment. Excluding the impact of distribution sales,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

pharmaceutical services revenue was $251.0 million and increased $43.0 million over the nine months ended September 30, 2005 due primarily to increased sales to physicians affiliated under OPS agreements and increases in GPO fees and sales data revenue derived from pharmaceutical manufacturers.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenue:	2006	2005	2006	2005
Cost of products	61.9%	61.8%	61.8%	60.9%
Cost of services:
Operating compensation and benefits	16.3	16.6	16.4	16.7
Other operating costs	10.3	9.7	9.8	9.8
Depreciation and amortization	2.5	2.6	2.5	2.7

Total cost of services	29.1	28.9	28.7	29.2

Total cost of products and services	91.0%	90.7%	90.5%	90.1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Cost of products	$432,553	$400,876	7.9%	$1,292,913	$1,129,637	14.4%
Cost of services:
Operating compensation and benefits	113,628	107,138	6.1	343,665	310,447	10.7
Other operating costs	71,772	62,920	14.1	204,409	182,070	12.3
Depreciation and amortization	17,578	17,159	2.4	51,497	50,027	2.9

Total cost of services	202,978	187,217	8.4	599,571	542,544	10.5

Total cost of products and services	$635,531	$588,093	8.1	$1,892,484	$1,672,181	13.2

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments and increased 7.9% and 14.4%, respectively, over the three and nine month periods ended September 30, 2005 reflecting revenue growth in the corresponding periods. As a percentage of revenue, cost of products was 61.9% and 61.8% in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenue, cost of products was 61.8% and 60.9% in the nine months ended September 30, 2006 and 2005, respectively. The increases over the prior year relate to higher pharmaceutical costs which had not yet been reflected in ASP-based reimbursement, which is based on average sales prices effective two quarters prior to establishing the current reimbursement rate. Accordingly, increasing pharmaceutical costs will generally impact our cost of products prior to the corresponding revenue increase.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 29.1% and 28.9% in the three months ended September 30, 2006 and 2005, respectively, and reflects increased rent and maintenance costs. As a percentage of revenue, cost of services was 28.7% and 29.2% in the nine months ended September 30, 2006 and 2005, respectively, and reflects economies of scale obtained by our operating segments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Corporate Costs and Net Income (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. The corporate costs of US Oncology, Inc. are summarized in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.”).

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenue:	2006	2005	2006	2005
General and administrative expense	2.6%	2.8%	2.9%	2.9%
Compensation expense under long-term incentive plan	—	—	—	0.8
Depreciation and amortization	0.4	0.6	0.5	0.7
Interest expense, net	3.4	3.2	3.3	3.4
Minority interest expense	0.1	—	0.1	0.1

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
General and administrative expense	$18,370	$18,267	0.6%	$59,499	$52,879	12.5%
Compensation expense under long-term incentive plan	—	—	—	—	14,507	nm (1)
Depreciation and amortization	2,587	3,783	(31.6)	10,177	13,105	(22.3)
Interest expense, net	24,229	20,833	16.3	69,380	62,166	11.6
Minority interest expense	593	149	nm (1)	1,728	1,047	65.0

(1)	Not meaningful.

General and Administrative. General and administrative expense was $18.4 million for the three months ended September 30, 2006 and $18.3 million for the same period in 2005. General and administrative expenses for the quarter ended September 30, 2006 includes a $1.7 million benefit to reduce accrued sales tax liabilities to reflect final settlements with several states. Also, during the quarter ended September 30, 2006, in an effort to streamline certain functions and reduce costs, the Company eliminated several corporate positions. Severance benefits associated with the reduction in force were approximately $0.8 million. General and administrative expense represented 2.6% and 2.8% of revenue, respectively, for the quarters ended September 30, 2006 and 2005.

General and administrative expense was $59.5 million for the nine months ended September 30, 2006 and $52.9 million for the comparable period in the prior year. The increase from the prior year reflects additional costs, including corporate personnel and consulting fees, incurred to support our strategic initiatives, as well as professional fees associated with the separation of a 35 physician net revenue model practice in April, 2006 and responding to a subpoena received from the Department of Justice (see “Legal Proceedings”). General and administrative expense represented 2.9% of revenue for both of the nine month periods ended September 30, 2006 and 2005.

Depreciation and Amortization. Depreciation and amortization expense was $2.6 million for the quarter ended September 30, 2006 and $3.8 million for the same period in 2005. The decrease from the prior year relates primarily to the impact of correcting, during the quarter ended September 30, 2006, an error in the valuation of certain cancer centers under construction at the time of the merger on August 20, 2004 that resulted in an overstatement of property and equipment and, consequently, depreciation expense. In connection with correcting the error, the accumulated depreciation since August 20, 2004 was reversed, which resulted in a reduction to depreciation expense of $0.9 million in the current quarter.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Compensation Expense Under Long-Term Incentive Plan. We incurred $14.5 million of compensation expense under our long-term cash incentive plan during the nine months ended September 30, 2005 as the result of paying a special dividend to our shareholders. This expense did not recur during the quarter or nine month periods ended September 30, 2006.

Interest. Interest expense, net, increased to $24.2 million in the third quarter of 2006 from $20.8 million in the comparable period of prior year. Interest expense for the nine months ended September 30, 2006 increased to $69.4 million from $62.2 million. The increases over prior year reflect additional borrowings and increasing interest rates related to our variable rate debt instruments that are based on margin paid over LIBOR. The impact of increasing variable rates in 2006 was partially offset by an amendment to our credit facility in November, 2005 that reduced the LIBOR margin paid on our variable rate term loans from 275 basis points to 225 basis points.

Income Taxes. Our effective tax rate was 39.0% for the nine months ended September 30, 2006 and 39.7% for the nine months ended September 30, 2005. The difference between our effective and statutory tax rates is attributable primarily to non-deductible entertainment and public policy costs. During the nine months ended September 30, 2006 our effective tax rate decreased due to the relationship of non-deductible costs to increased income before income taxes generated during the current period. Income tax expense increased $7.1 million associated with an $18.8 million increase in income before income taxes over the comparable nine month period.

Net Income. Net income for the quarter ended September 30, 2006 was $10.6 million, an increase of $34 thousand over the quarter ended September 30, 2005. The increase was attributable to a $3.9 million increase in income from operations which was offset by higher interest and income tax expenses. Net income for the quarter ended September 30, 2006 was increased by approximately $0.5 million which represents the impact, net of tax, of a cumulative adjustment to reduce depreciation expense, as discussed above.

Net income for the nine months ended September 30, 2006 was $34.5 million, an increase of $11.7 million over the same period in 2005. The increase is attributable to a $26.7 million increase in income from operations, resulting in part, from $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005 that did not recur in 2006. Partially offsetting the $26.7 million increase in income from operations was higher interest and income tax expense which collectively increased $14.3 million.

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
General and administrative expense	$34	$114	(70.1)%	$193	$310	(37.7)%
Interest expense, net	6,140	6,116	0.4	18,161	12,373	46.8

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $34,000 and $0.1 million during the quarter ended September 30, 2006 and 2005, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its $250.0 million senior floating rate notes (the “Holdings Notes”).

Interest. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to the Holdings Notes. Incremental interest expense related to these notes was approximately $6.1 million during both the quarter ended September 30, 2006 and 2005. Incremental interest expense was approximately $18.2 million during the nine months ended September 30, 2006 and $12.4 million during the nine months ended September 30, 2005. The increase in incremental interest expense when comparing the nine months ended September 30, 2006 to the same period in 2005 reflects the issuance of the Holdings Notes in late March, 2005 which resulted in incremental expense being incurred primarily during the second and third quarters of the 2005 period. Through March, 2007, interest on the Holdings Notes has been fixed at 9.4% under the terms of a two year interest rate swap agreement resulting in a consistent amount of incremental interest expense during the term of the swap agreement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Income Taxes. Holdings effective tax rate was 40.0% for the nine months ended September 30, 2006 and 41.7% for the nine months ended September 30, 2005. The difference between the effective tax rate of Holdings and US Oncology relates to the incremental interest and general and administrative expenses incurred by Holdings which reduce its taxable income and, consequently, increase the impact that non-deductible costs have on its effective tax rate. Income tax expense increased $4.8 million associated with a $13.1 million increase in income before income taxes over the comparable prior year period.

Net Income. Net income for the quarter ended September 30, 2006 was $6.7 million and decreased $0.2 million from the quarter ended September 30, 2005 as a $3.9 million increase in income from operations was offset by higher interest expense (related to borrowings of US Oncology, Inc.) and higher income tax expenses.

Net income for the nine months ended September 30, 2006 was $22.9 million, an increase of $8.3 million from the same period in 2005. The increase is attributable to a $26.8 million increase in income from operations, which includes the effect of $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005 that did not recur in 2006. Partially offsetting the increase in income from operations was higher interest and income tax expenses which collectively increased $17.8 million.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of September 30, 2006.

	Holdings	US Oncology
Current assets	$761,604	$761,602
Current liabilities	470,598	482,941

Net working capital	$291,006	$278,661

Long-term indebtedness	$1,316,924	$1,066,924

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is a subsidiary of the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

The following table summarizes the statement of cash flows of Holdings and US Oncology for the nine months ended September 30, 2006.

	Holdings	US Oncology
Cash flows used in operating activities	$(36,610)	$(12,881)
Cash flows used in investing activities	(93,933)	(93,933)
Cash flows provided by financing activities	93,108	69,378

Decrease in cash and equivalents	(37,435)	(37,436)
Cash and equivalents:
December 31, 2005	125,838	125,837

September 30, 2006	$88,403	$88,401

Cash Flows from Operating Activities

During the nine months ended September 30, 2006, we used $36.6 million in cash flow from operations compared to generating $89.7 million during the nine months ended September 30, 2005. Cash used in operations during the current period

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

reflects working capital investments primarily for inventory at the distribution center which began distributing a limited number of pharmaceuticals in September of 2005. Also, cash paid for interest and taxes have increased $22.0 million and $14.9 million, respectively, over the nine month period ended September 30, 2005. Interest payments reflect the incremental indebtedness incurred by Holdings in March, 2005 as well as increasing rates on our variable rate debt during 2006. Tax payments increased during the current year when we became a cash taxpayer, after fully utilizing the benefit of our federal net operating loss carryforwards during 2005. Also, during the first nine months of 2005, we received a federal income tax refund related to net operating losses.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $23.7 million. The difference relates to dividends paid during the nine months ended September 30, 2006 by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the nine months ended September 30, 2006, we used $93.9 million for investing activities. The investments consisted primarily of $57.9 million in capital expenditures, including $24.3 million relating to the development and construction of cancer centers. Also during the same period, we paid $31.4 million, net of cash acquired, for the acquisition of AccessMed in July, 2006.

During the nine months ended September 30, 2005, we used $64.6 million for investing activities. Capital expenditures during the nine months ended September 30, 2005 were $62.8 million, including $40.8 million relating to the development and construction of cancer centers. Capital expenditures for our distribution initiative amounted to $10.9 million and maintenance capital expenditures were $11.1 million.

Cash Flows from Financing Activities

During the nine months ended September, 30, 2006, $93.1 million was provided from financing activities which primarily relates to term loan of $100.0 million proceeds received in July, 2006, partially offset by principal repayments for outstanding indebtedness. Cash flow used by US Oncology for financing activities also includes distributions of $23.7 million to its parent company to finance the payment of interest obligations on the Holdings Notes.

During the nine months ended September 30, 2005, we used $14.9 million in cash from financing activities primarily related to $16.9 million in repayments under our term loan facility. During the nine months ended September 30, 2005, Holdings issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) and used the proceeds to pay a dividend to its common and preferred shareholders.

On July 10, 2006, we amended our senior secured credit facility to, among other things, provide for an additional term loan of $100.0 million to US Oncology (the “2006 Term Loan”). The 2006 Term Loan bears interest at the same rate as the Company’s existing senior secured term loan, based on the London Interbank Offered Rate plus a margin based on a defined formula. Interest is payable semi-annually. The 2006 Term Loan is subject to the same covenants, terms and conditions, and secured by the same collateral, as our Senior Secured Credit Facility.

The payment of interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to Holdings. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to us, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide us with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on the notes unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income increased for certain transactions, primarily receipt of equity offering proceeds, and decreased by cumulative dividends paid to Holdings. Amounts available under this restricted payments provision amounted to $76.8 million as of September 30, 2006.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation). EBITDA is not calculated in accordance with GAAP rather; it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this document.

The Company believes EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. The Company’s senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of September 30, 2006 our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.10:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.50:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

The following discussion relates to US Oncology Holdings, Inc. whose EBITDA, with the exception of nominal incremental expenses, is substantially identical to the EBITDA of US Oncology, Inc.

EBITDA was $62.5 million for the quarter ended September 30, 2006 compared to $59.8 million for the quarter ended September 30, 2005. Medical oncology services EBITDA was $31.4 million, a decrease of $8.1 million compared to quarter ended September 30, 2005, due primarily to a $4.3 million reduction of the management fees paid by affiliated practices, effective July 1, 2006, to promote their continued support of the operating efficiencies of our pharmaceutical services segment. Also contributing to the medical oncology services EBITDA decline was the separation of our last large net revenue model practice in April, 2006 and reductions to the Medicare Demonstration Project that were effective January 1, 2006. Cancer center services EBITDA was $29.2 million for the quarter ended September 30, 2006, representing an increase of $4.4 million over the quarter ended September 30, 2005, which reflects the clinical acceptance of new technology. Technology-based treatments provided in our integrated cancer centers increased 8.7 percent, on a same-store basis, over the quarter ended September 30, 2005. Pharmaceutical services EBITDA was $20.4 million for the quarter ended September 30, 2006, an increase of $7.6 million over the comparable prior year period, which reflects a full quarter contribution from our pharmaceutical services segment, and in particular, the operation of our distribution center. Corporate costs increased $0.7 million over the quarter ended September 30, 2005.

EBITDA was $190.5 million for the nine months ended September 30, 2006 compared to $165.6 million for the nine months ended September 30, 2005. Medical oncology services EBITDA was $99.2 million, a decrease of $26.1 million compared to the nine months ended September 30, 2005. The decrease is due to the separation of our last large net revenue model practice in April, 2006, reductions to the Medicare Demonstration Project that were effective January 1, 2006, and the reduction of the management fees paid by affiliated practices, effective July 1, 2006, to promote their continued support of the operating efficiencies of our pharmaceutical services segment. Cancer center services EBITDA was $87.1 million for the nine months ended September 30, 2006, representing an increase of $10.1 million over the nine months ended September 30, 2005, which reflects the clinical acceptance of new technology. Pharmaceutical services EBITDA was $62.3 million for the nine months ended September 30 2006, an increase of $31.1 million over the comparable prior year period, which reflects a full period contribution from our distribution center, as well as growth in the number of physicians affiliated under the OPS model and expansion of services offered to pharmaceutical manufacturers. Corporate cost decreased $7.3 million from the nine months ended September 30, 2005 as the long-term incentive plan compensation expense of $14.5 million incurred in 2005 was partially offset by increased costs in support of our strategic initiatives during the current year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

The following table reconciles net income as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by or used in operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
US Oncology Holdings, Inc.
Net income	$6,718	$6,888	$22,905	$14,593
Interest expense, net and other income	30,369	26,949	87,541	74,539
Income tax provision	4,436	4,102	15,272	10,449
Depreciation and amortization	20,165	20,942	61,674	63,132
Amortization of stock-based compensation expense	262	949	1,403	2,862
Minority interest expense	593	— (1)	1,728	— (1)

EBITDA	62,543	59,830	190,523	165,575
Compensation expense under long-term incentive plan	—	—	—	14,507
Changes in assets and liabilities	15,856	(24,462)	(127,328)	(16,925)
Minority interest expense	— (1)	149	— (1)	1,047
Deferred income tax provision	502	4,102	3,008	10,449
Interest expense, net and other income	(30,369)	(26,949)	(87,541)	(74,539)
Income tax provision	(4,436)	(4,102)	(15,272)	(10,449)

Net cash provided by (used in) operating activities	$44,096	$8,568	$(36,610)	$89,665

(1)

Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA. Had minority interest expense been added back for the three months and nine months ended September 30, 2005, EBITDA would have amounted to $60.0 million and $166.6 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
US Oncology, Inc.
Net income	$10,597	$10,563	$34,484	$22,749
Interest expense, net and other income	24,229	20,833	69,380	62,166
Income tax provision	6,731	6,657	22,047	14,976
Depreciation and amortization	20,165	20,942	61,674	63,132
Amortization of stock-based compensation expense	262	949	1,403	2,862
Minority interest expense	593	— (1)	1,728	— (1)

EBITDA	62,577	59,944	190,716	165,885
Compensation expense under long-term incentive plan	—	—	—	14,507
Changes in assets and liabilities	23,717	(19,457)	(115,273)	(19,085)
Minority interest expense	— (1)	149	— (1)	1,047
Deferred income tax provision	594	6,657	3,103	14,976
Interest expense, net and other income	(24,229)	(20,833)	(69,380)	(62,166)
Income tax provision	(6,731)	(6,657)	(22,047)	(14,976)

Net cash provided by (used in) operating activities	$55,928	$19,803	$(12,881)	$100,188

(1)

Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA. Had minority interest expense been added back for the three months and nine months ended September 30, 2005, EBITDA would have amounted to $60.1 million and $166.9 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

Following is the EBITDA for our operating segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$376,978	$—	$502,097	$—	$—	$(420,213)	$458,862
Service revenues	134,550	82,448	6,828	15,950	—	—	239,776

Total revenues	511,528	82,448	508,925	15,950	—	(420,213)	698,638
Operating expenses	(480,088)	(62,638)	(489,502)	(16,556)	(27,917)	420,213	(656,488)

Income (loss) from operations	31,440	19,810	19,423	(606)	(27,917)	—	42,150
Add back:
Depreciation and amortization	—	9,388	1,014	216	9,547	—	20,165
Amortization of stock-based compensation expense	—	—	—	—	262	—	262

EBITDA	$31,440	$29,198	$20,437	$(390)	$(18,108)	$—	$62,577

US Oncology Holdings, Inc.
Operating expenses	$—	—	$—	$—	$(34)	$—	$(34)

EBITDA	$31,440	$29,198	$20,437	$(390)	$(18,142)	$—	$62,543

	Three Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$350,359	$—	$91,589	$—	$—	$(23,224)	$418,724
Service revenues	139,390	72,879	5,114	12,238	—	—	229,621

Total revenues	489,749	72,879	96,703	12,238	—	(23,224)	648,345
Operating expenses	(450,199)	(58,421)	(84,352)	(12,415)	(27,980)	23,224	(610,143)

Income (loss) from operations	39,550	14,458	12,351	(177)	(27,980)	—	38,202
Minority interest(2)	—	(149)	—	—	—	—	(149)
Add back:
Depreciation and amortization	—	10,446	437	347	9,712	—	20,942
Amortization of stock-based compensation expense	—	—	—	—	949	—	949

EBITDA	$39,550	$24,755	$12,788	$170	$(17,319)	$—	$59,944

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(114)	$—	$(114)

EBITDA	$39,550	$24,755	$12,788	$170	$(17,433)	$—	$59,830

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS-continued

	Nine Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,138,949	$—	$1,445,635	$—	$—	$(1,224,627)	$1,359,957
Service revenues	417,006	242,055	30,034	40,747	—	—	729,842

Total revenues	1,555,955	242,055	1,475,669	40,747	—	(1,224,627)	2,089,799
Operating expenses	(1,456,734)	(183,703)	(1,416,111)	(41,139)	(89,100)	1,224,627	(1,962,160)

Income (loss) from operations	99,221	58,352	59,558	(392)	(89,100)	—	127,639
Add back:
Depreciation and amortization	—	28,699	2,711	663	29,601	—	61,674
Amortization of stock-based compensation expense	—	—	—	—	1,403	—	1,403

EBITDA	$99,221	$87,051	$62,269	$271	$(58,096)	$—	$190,716

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(193)	$—	$(193)

EBITDA	$99,221	$87,051	$62,269	$271	$(58,289)	$—	$190,523

	Nine Months Ended September 30, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$992,635	$—	$212,020	$—	$—	$(23,224)	$1,181,431
Service revenues	400,052	217,753	19,263	35,111	—	—	672,179

Total revenues	1,392,687	217,753	231,283	35,111	—	(23,224)	1,853,610
Operating expenses	(1,266,768)	(170,200)	(200,522)	(38,470)	(85,429)	23,224	(1,738,165)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Income (loss) from operations	125,919	47,553	30,761	(3,359)	(99,936)	—	100,938
Minority interest(2)	(665)	(382)	—	—	—	—	(1,047)
Add back:
Depreciation and amortization	28	29,781	446	1,064	31,813	—	63,132
Amortization of stock-based compensation expense	—	—	—	—	2,862	—	2,862

EBITDA	$125,282	$76,952	$31,207	$(2,295)	$(65,261)	$—	$165,885

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(310)	$—	$(310)

EBITDA	$125,282	$76,952	$31,207	$(2,295)	$(65,571)	$—	$165,575

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations on a limited basis, in September of 2005, and accordingly, sales to affiliated practices in the third quarter of 2005 are not comparable to other periods presented.
(2)	Prior to the first quarter of 2006, minority interest expense was treated as a reduction of EBITDA.

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

•

Funding of working capital, including advance purchases of pharmaceuticals to obtain certain rebates and discounts under contracts with volume-based thresholds and the prompt payment of accounts payable to earn prompt-pay discounts offered by these manufacturers. The Company believes its working capital investment in the distribution center achieved normalized levels in the first quarter of 2006 and continues implementing measures designed to improve working capital costs, including providing practices with a financial incentive to adhere to certain distribution efficiency initiatives. Working capital requirements, however, may continue to fluctuate depending upon a number of factors, including the ordering patterns of affiliated practices, decisions to make advance purchases of inventory to obtain favorable pricing, potential additions to the pharmaceuticals handled by the distribution center or changes in payment terms arranged with manufacturers.

•

Purchases of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers. We anticipate spending $80 to $90 million for the development of cancer centers, purchase of clinical equipment and investment in information systems in 2006.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

As of November 1, 2006, we had cash and cash equivalents of $148.3 million. As of November 1, 2006, we had $137.2 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $22.8 million. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curtail increases in operating costs and expenses. We cannot predict our ability to cover or offset future cost increases.

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

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate, through testing, that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process. The Company will first be subject to the requirements of Section 404, including inclusion of management’s report on internal control over financial reporting when it files its annual report on Form 10-K with respect to its fiscal year ending December 31, 2007. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2008.

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and are cooperating fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of Average Wholesale Price (“AWP”) and alleged inappropriate marketing practices with respect to AWP and relating to other third party litigation.

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

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the practices and us. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. At September 30, 2006, we had recorded amounts related to this practice of $32.4 million which consisted of a receivable in the amount of $24.3 million and $8.1 million of property, plant and equipment. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At September 30, 2006, the total receivable owed to us of $24.3 million is reflected on our balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution at the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $24.3 million receivable recorded in other assets at September 30, 2006. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to incur expenses in connection with our litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

At September 30, 2006, our Condensed Consolidated Balance Sheet included net assets in the amount of $5.9 million related to this practice, which includes equipment in the amount of $1.6 million, a service agreement intangible asset in the amount of $2.7 million and working capital in the amount of $1.6 million. The cancer center used by this practice is accounted for as an operating lease and, as such, is not included on our balance sheet. At September 30, 2006, the lease had a remaining term of 20 years and the net present value of minimum future lease payments is approximately $7.2 million. In the event our appeal of the regulatory action or other efforts are unsuccessful, we may determine certain amounts related to this practice to be impaired. We do not believe the net assets of the cancer center are impaired as of September 30, 2006. Management will continue to monitor this matter.

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

10.1

Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as Amended as of March 17, 2005 and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent. (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2006 and incorporated herein by reference.)

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

10.1

Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as Amended as of March 17, 2005 and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent. (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2006 and incorporated herein by reference.)

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: November 9, 2006:	By:	/s/ Richard P. McCook
Richard P. McCook,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

Date: November 9, 2006:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(principal accounting officer)