Form 10-Q
period 2007-09-30
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2007-11-09
CIK 1333191, 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 333-144492 and 0-26190

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of November 5, 2007, 140,618,380 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$97,658	$281,768	$97,150	$281,766
Accounts receivable	340,053	341,306	340,053	341,306
Other receivables	115,278	105,544	115,278	105,544
Prepaid expenses and other current assets	19,175	21,139	19,173	21,139
Inventories	83,911	78,381	83,911	78,381
Deferred income taxes	3,707	4,268	3,592	4,268
Due from affiliates	67,657	66,674	58,515	67,792

Total current assets	727,439	899,080	717,672	900,196
Property and equipment, net	400,909	393,318	400,909	393,318
Service agreements, net	232,011	240,100	232,011	240,100
Goodwill	757,270	757,870	757,270	757,870
Other assets	80,267	76,126	69,732	68,498

Total assets	$2,197,896	$2,366,494	$2,177,594	$2,359,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,575	$9,397	$9,575	$9,397
Accounts payable	236,193	198,978	235,901	198,696
Dividends payable	—	190,000	—	40,609
Due to affiliates	163,058	146,683	169,891	303,516
Accrued compensation cost	29,587	26,854	29,587	26,854
Accrued interest payable	13,823	30,965	11,185	24,111
Income taxes payable	286	1,842	5,841	10,426
Other accrued liabilities	41,059	32,565	41,059	32,565

Total current liabilities	493,581	637,284	503,039	646,174

Deferred revenue	8,002	8,337	8,002	8,337
Deferred income taxes	20,268	33,520	30,514	32,886
Long-term indebtedness	1,487,463	1,319,664	1,062,463	1,069,664
Other long-term liabilities	8,577	8,032	5,830	8,032

Total liabilities	2,017,891	2,006,837	1,609,848	1,765,093

Commitments and contingencies (Note 8)
Minority interests	13,738	14,148	13,738	14,148
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $289,133,594, and $298,810,010, respectively	303,072	312,749	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $43,719,409 and $41,857,142, respectively	52,660	50,797	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 140,618,380 and 141,021,880 shares issued and outstanding, respectively	141	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	549,173	580,740
Accumulated other comprehensive income (loss), net of tax	(1,534)	951	—	—
Retained earnings (deficit)	(188,072)	(19,129)	4,834	—

Total stockholders’ (deficit) equity	(189,465)	(18,037)	554,008	580,741

	$2,197,896	$2,366,494	$2,177,594	$2,359,982

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Product revenue	$488,017	$458,862	$488,017	$458,862
Service revenue	255,797	239,776	255,797	239,776

Total revenue	743,814	698,638	743,814	698,638
Cost of products	478,628	432,553	478,628	432,553
Cost of services:
Operating compensation and benefits	121,289	113,628	121,289	113,628
Other operating costs	73,177	71,772	73,177	71,772
Depreciation and amortization	19,215	17,578	19,215	17,578

Total cost of services	213,681	202,978	213,681	202,978

Total cost of products and services	692,309	635,531	692,309	635,531
General and administrative expense	20,210	18,404	20,177	18,370
Impairment and restructuring charges	960	—	960	—
Depreciation and amortization	4,024	2,587	4,024	2,587

	717,503	656,522	717,470	656,488
Income from operations	26,311	42,116	26,344	42,150
Other expense:
Interest expense, net	(34,414)	(30,369)	(23,349)	(24,229)
Minority interests	(539)	(593)	(539)	(593)
Other income (expense)	(312)	—	—	—

Income (loss) before income taxes	(8,954)	11,154	2,456	17,328
Income tax benefit (provision)	4,760	(4,436)	(55)	(6,731)

Net income (loss)	$(4,194)	$6,718	$2,401	$10,597

Other comprehensive income:
Change in unrealized gain (loss) on cash flow hedge, net of tax	(6,205)	(124)	—	—

Comprehensive income (loss)	$(10,399)	$6,594	$2,401	$10,597

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenue	$1,460,192	$1,359,957	$1,460,192	$1,359,957
Service revenue	769,016	729,842	769,016	729,842

Total revenue	2,229,208	2,089,799	2,229,208	2,089,799
Cost of products	1,428,257	1,292,913	1,428,257	1,292,913
Cost of services:
Operating compensation and benefits	357,077	343,665	357,077	343,665
Other operating costs	219,922	204,409	219,922	204,409
Depreciation and amortization	54,590	51,497	54,590	51,497

Total cost of services	631,589	599,571	631,589	599,571
Total cost of products and services	2,059,846	1,892,484	2,059,846	1,892,484
General and administrative expense	63,755	59,692	63,637	59,499
Impairment and restructuring charges	8,355	—	8,355	—
Depreciation and amortization	11,285	10,177	11,285	10,177

	2,143,241	1,962,353	2,143,123	1,962,160

Income from operations	85,967	127,446	86,085	127,639

Other expense:
Interest expense, net	(100,583)	(87,541)	(71,194)	(69,380)
Minority interests	(1,876)	(1,728)	(1,876)	(1,728)
Loss on early extinguishment of debt	(12,917)	—	—	—
Other income (expense)	(312)	—	—	—

Income (loss) before income taxes	(29,721)	38,177	13,015	56,531
Income tax benefit (provision)	9,577	(15,272)	(6,131)	(22,047)

Net income (loss)	$(20,144)	$22,905	$6,884	$34,484

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	(2,485)	826	—	—

Comprehensive income (loss)	$(22,629)	$23,731	$6,884	$34,484

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2006	141,022	$141	$—	$951	$(19,129)	$(18,037)

Exercise of options to purchase common stock, net of tax	476	—	1,227	—	—	1,227
Restricted stock award issuances	250	—	—	—	—	—
Forfeiture of restricted stock awards	(1,130)	—	—	—	—	—
Amortization of deferred compensation	—	—	740	—	—	740
Dividends paid	—	—	—	—	(133,580)	(133,580)
Accretion of preferred stock dividends	—	—	(1,967)	—	(15,219)	(17,186)
Accumulated other comprehensive income (loss) for unrealized gain or loss on interest rate swap, net of tax	—	—	—	(2,485)	—	(2,485)
Net loss	—	—	—	—	(20,144)	(20,144)

Balance at September 30, 2007	140,618	$141	$—	$(1,534)	$(188,072)	$(189,465)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 2006	100	$1	$580,740	$—	$580,741

Amortization of deferred compensation	—	—	740	—	740
Dividends paid	—	—	(32,842)	(2,050)	(34,892)
Contribution of proceeds from exercises of options to purchase common stock	—	—	535	—	535
Net income	—	—	—	6,884	6,884

Balance at September 30, 2007	100	$1	$549,173	$4,834	$554,008

The accompanying notes are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(20,144)	$22,905	$6,884	$34,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	72,402	67,125	70,920	66,576
Impairment and restructuring charges	8,355	—	8,355	—
Deferred income taxes	(10,990)	3,008	(1,095)	3,103
Non-cash compensation expense	477	1,403	477	1,403
Equity earnings in joint venture	(1,219)		(1,219)
Loss on sale of assets	151	—	151	—
Minority interest expense	1,876	1,728	1,876	1,728
Loss on early extinguishment of debt	12,917	—	—	—
Loss on ineffective hedge	312	—	—	—
(Increase) Decrease in:
Accounts and other receivables	(8,481)	(63,304)	(8,481)	(63,304)
Prepaid expenses and other current assets	536	48	628	48
Inventories	(5,530)	(61,693)	(5,530)	(61,693)
Other assets	(5,702)	4,381	(5,439)	4,175
Increase (Decrease) in:
Accounts payable	42,269	1,368	42,440	1,619
Due from/to affiliates	15,343	16,678	25,623	16,678
Income taxes receivable/payable	(673)	(3,949)	(4,958)	2,735
Other accrued liabilities	(11,467)	(26,308)	(7,250)	(20,433)

Net cash provided by (used in) operating activities	90,432	(36,610)	123,382	(12,881)

Cash flows from investing activities:
Acquisition of property and equipment	(70,274)	(57,944)	(70,274)	(57,944)
Net payments in affiliation transactions	(134)	(3,152)	(134)	(3,152)
Net proceeds from sale of assets	750	1,197	750	1,197
Acquisition of business, net of cash acquired	—	(31,378)	—	(31,378)
Investment in unconsolidated subsidiary	(4,918)	(2,656)	(4,918)	(2,656)

Net cash used in investing activities	(74,576)	(93,933)	(74,576)	(93,933)

Cash flows from financing activities:
Proceeds from senior floating rate PIK toggle notes, net of issue costs	413,315	—	—	—
Proceeds from Term Loan	—	100,000	—	100,000
Proceeds from other indebtedness	1,323	—	1,323	—
Repayment of senior floating rate notes	(256,766)	—	—	—
Repayment of term loan	(6,255)	(1,000)	(6,255)	(1,000)
Repayment of other indebtedness	(2,137)	(4,214)	(2,137)	(4,214)
Debt issuance costs	(83)	(627)	(83)	(627)
Net distributions to parent	—	—	(75,501)	(23,713)
Repayment of advance to parent	—	—	(150,000)	—
Distributions to minority interests	(1,304)	(1,572)	(1,304)	(1,572)
Contributions from minority interests	—	482	—	482
Payment of dividends on preferred stock	(25,000)	—	—	—
Payment of dividends on common stock	(323,580)	—	—	—
Proceeds from exercise of stock options	521	39	—	—
Contributions of proceeds from exercise of stock options	—	—	535	22

Net cash provided by (used in) financing activities	(199,966)	93,108	(233,422)	69,378

Decrease in cash and cash equivalents	(184,110)	(37,435)	(184,616)	(37,436)
Cash and cash equivalents:
Beginning of period	281,768	125,838	281,766	125,837

End of period	$97,658	$88,403	$97,150	$88,401

Interest paid	$120,108	$105,115	$83,437	$80,624
Taxes paid	2,922	15,030	2,922	15,030

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

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,164 physicians operating in 443 locations, including 91 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended September 30, 2007 and 2006, the affiliated practices derived 37.9% and 38.3%, respectively, of their net patient revenue from services provided under the Medicare program (of which 4.0% and 3.2%, respectively, relates to Medicare managed care) and 3.1% in both quarters from services provided under state Medicaid programs. For the nine months ended September 30, 2007 and 2006, the affiliated practices derived 37.9% of their net patient revenue from services provided under the Medicare program (of which 3.8% and 2.8%, respectively, relates to Medicare managed care) and 3.0% and 3.1%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. One additional payer, depending on the quarter, may represent more or less than 10% of the affiliated practices’ aggregate net revenues. During the three months ended September 30, 2007 and 2006, that payer represented 9.8% and 10.2%, respectively, of the affiliated practices’ aggregate net revenues. For the nine months ended September 30, 2007 and 2006, that payer represented 9.9% of the affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

Medicare pays oncologists the average sales price (“ASP”) for drugs plus 6%. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a less than 0.1% change and an increase of approximately 0.6% in Medicare reimbursement during the three months ended September 30, 2007 and 2006, respectively, since the end of the previous quarter and an increase of approximately 1.8% and 1.2% during the nine months ended September 30, 2007 and 2006, respectively, since the end of the previous fiscal year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which it later revised on November 8, 2007 (see Note 12). In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice today; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

A condensed financial summary of ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$32.7	$40.1	$115.5	$116.2
Less: Operating Costs	(19.9)	(27.5)	(67.9)	(79.8)

Income from Operations	$12.8	$12.6	$47.6	$36.4

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to usage by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

Because the NCD relates to specific clinical determinations in connection with administration of ESAs and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the financial impact. Factors that could significantly affect the financial impact on the Company include clinical interpretations of the NCD made by our affiliated physicians, including application of the coverage decision to non-Medicare patients, and whether managed care and other non-governmental payers adopt reimbursement limitations similar to those in the NCD. The NCD is expected to result in a significant decline in the use of ESAs by oncologists, including those affiliated with the Company. A significant decline in ESA usage, will have a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. As compared to the three months ended June 30, 2007, operating income from ESAs declined approximately $3.5 million during the three months ended September 30, 2007. As the NCD was effective July 31, 2007, the impact of reduced ESA utilization was not fully reflected in the third quarter results. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and increase pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers because existing purchasing agreements include pricing adjustments based upon specified purchase volumes as well as market share. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

We expect continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in our network. Any such reduction could have an adverse effect on our business. In our evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

During 2006, the Company received payments from Medicare for certain data relating to quality of care for cancer patients (“the Medicare Demonstration Project”). Reimbursement under the Medicare Demonstration Project contributed $0.7 million and $2.0 million to pretax income during the three months and nine months ended September 30, 2006, respectively. The Oncology Medicare Demonstration Project expired as of December 31, 2006, and the reduced reimbursement negatively impacted 2007 fiscal year pretax income. This impact could be offset by the Physician Voluntary Reporting Program, called the Physician Quality Reporting Initiative (“PQRI”) which was effective July 1, 2007. The PQRI program is a voluntary program per physician. Eligible professionals who successfully report a designated set of quality measures on claims for dates of service from July 1 to December 31, 2007, may earn a bonus payment, subject to a cap, of 1.5% of total allowed charges for Medicare physician fee schedule services. In order to meet the requirements of the program and receive the bonus payment, certain reporting thresholds must be met. The PQRI affiliated practice participation levels include 32% of the Company’s affiliated physicians. The estimated pre-tax income for this program for the three months ended September 30, 2007 amounted to $0.3 million. This estimate presumes the participating physicians will exceed the cap threshold that will be calculated at the conclusion of the reporting period by CMS.

On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) which contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and nine months ended September 30, 2007, the reduced reimbursement for these imaging services reduced pretax income by $2.2 million and $6.4 million, respectively, compared to the corresponding periods of 2006.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes will be phased in over a four-year period (2007-2010). During the three months and nine months ended September 30, 2007, the rule increased pretax income by $0.3 million and $1.0 million, respectively, over the comparable 2006 periods for Medicare non-drug reimbursement.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. The Tax Relief and Health Care Act of 2006 provided for suspension of a 5% decrease in reimbursement (through the conversion factor update) which would otherwise have been effective as of January 1, 2007. On November 1, 2007, CMS issued a physician fee schedule update for 2008 which will again be set under the statutory formula and would be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor will be 10.1% lower than the 2007 rates unless Congress acts to revise the conversion factor before December 31, 2007.

As a result of market specific conditions, impairment and restructuring charges were recorded during the three months and nine months ended September 30, 2007 (see Note 4 – “Impairment and Restructuring Charges”). There were no such charges for the three months and nine months ended September 30, 2006. The Company also reserved $3.5 million during the three months ended March 31, 2007 due to the uncertainty about collectibility of management fees from those practices for which

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

the impairment and restructuring charges were incurred. During the three months ended June 30, 2007, the Company also reserved, under OPS agreements, $1.7 million for additional credit risks identified upon review of receivables.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 26.0% and 25.8% of revenue for the nine month periods ended September 30, 2007, and 2006, respectively.

NOTE 3 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the nine months ended September 30, 2007 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2006	$240,100	$4,740	$757,870
Additions, net	7,573	—	—
Impairment charges	(4,633)	—	—
Amortization expense and other	(11,029)	(374)	(600)

Balance at September 30, 2007	$232,011	$4,366	$757,270

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet.

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company believed the release of the NCD on July 30, 2007 (see Note 2) was an event which triggered the need for the assessment of the recoverability of our management services agreement intangibles and goodwill related to the medical oncology services and pharmaceutical services segments. The Company performed an assessment of the recoverability of these assets during the three months ended September 30, 2007 and no impairment charge was taken as a result. As the impact of the NCD evolves, additional assessments may be necessary in subsequent quarters.

During the nine months ended September 30, 2007, the Company reduced goodwill by $0.6 million based on the final determination of certain income tax liabilities that existed upon consummation of the merger in August 2004. A description of the August 2004 merger and related transactions can be found in Note 2 to the Company’s financial statements filed with the SEC on Form 10-K on February 27, 2007.

Accumulated amortization relating to service agreements was $31.7 million and $18.9 million at September 30, 2007 and December 31, 2006, respectively. During the three months and nine months ended September 30, 2007, the Company impaired service agreement intangible assets with a carrying value of $0.3 million and $4.6 million, respectively (see Note 4 – “Impairment and Restructuring Charges”).

NOTE 4 – Impairment and Restructuring Charges

In two markets in which the Company has affiliated practices, market-specific conditions caused the Company to recognize impairment and restructuring charges amounting to $7.4 million during the three months ended March 31, 2007. During the three months ended September 30, 2007, an impairment charge of $1.0 million was recognized due to a terminated comprehensive services agreement. No impairment charges were recognized during the three or nine month periods ended September 30, 2006. The components of the 2007 charges are as follows (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Services Agreement, net	$308	$4,633
Property and equipment, net	652	3,164
Future Lease Obligations	—	558

Total	$960	$8,355

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In one of the markets, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company is appealing this determination and is exploring other options which would make the treatment facility available to radiation therapy patients. Such efforts, however, did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of this investment was not deemed likely at that time. An impairment loss of $1.6 million was recorded as a result.

In the second market, financial performance has deteriorated as a result of a relatively high cost structure relative to practice revenue. The Company is working with the practice to restructure the market, establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, the Company did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with its management services agreement in the market.

During the three months ended September 30, 2007, the Company negotiated the conversion of a practice affiliated under a comprehensive services agreement to an oncology pharmaceutical services agreement. As a result, an impairment charge of $1.0 million related to the terminated comprehensive services agreement was recognized in the three months ended September 30, 2007.

NOTE 5 – Indebtedness

As of September 30, 2007 and December 31, 2006, long-term indebtedness consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$472,834	$479,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	2,000	2,825
Mortgage, capital lease obligations and other	19,204	19,148

	1,072,038	1,079,061
Less current maturities	(9,575)	(9,397)

	$1,062,463	$1,069,664

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	425,000	—
Senior Floating Rate Notes, due 2015	—	250,000

	$1,487,463	$1,319,664

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of September 30, 2007, are as follows (in thousands):

	Twelve months ending September 30,
	2008	2009	2010	2011	2012	Thereafter
US Oncology payments due	$9,575	$6,270	$120,842	$344,748	$726,187	$289,417
Holdings payments due	—	—	—	—	425,000	—

	$9,575	$6,270	$120,842	$344,748	$1,151,187	$289,417

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At September 30, 2007, $135.7 million was available for borrowing. This availability has been reduced by outstanding letters of credit amounting to $24.3 million. At September 30, 2007 and December 31, 2006, no amounts had been borrowed under the revolving credit facility. However, access to the availability under the revolving credit facility would be limited to an amount ($41.5 million at September 30, 2007) that would allow the Company to remain in compliance with the maximum leverage ratio under its senior secured credit facility. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, the Company may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $472.8 million as of September 30, 2007 and $479.1 million as of December 31, 2006. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

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

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At September 30, 2007, the Company was required to maintain a minimum interest coverage ratio of no less than 2.25:1 and a maximum leverage ratio of no more than 5.00:1. As of September 30, 2007, US Oncology’s actual interest coverage ratio was 2.40:1 and its actual leverage ratio was 4.80:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the year ended December 31, 2006. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2007, the Company is in compliance with all financial covenants. Although the Company is in compliance with all financial covenants as of September 30, 2007, the ESA matter described previously may have an impact on our ability to maintain compliance in future periods. Based upon its current estimates, the Company believes it can satisfy its debt service obligations and maintain compliance with these restrictive covenants through September 30, 2008, but will be seeking an amendment to the Facility during the fourth quarter of 2007. There can be no assurance that such amendment can be obtained on terms acceptable to the Company. Absent such

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

an amendment, maintaining compliance through September 30, 2008 would require substantial optional prepayments of indebtedness and reductions to discretionary spending and cannot be assured. In the event the Company makes optional prepayments of its indebtedness, its ability to invest in future growth could be limited. An uncured covenant violation under the Facility would constitute a default which could lead to acceleration of indebtedness under the Facility as well as the Company’s other indebtedness.

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

The Company designated the interest rate swap as a cash flow hedge against the variability of future interest payments for accounting purposes. Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of accumulated other comprehensive income in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. The remaining gain or loss, if any, is recognized currently in other income or expense. Amounts classified as part of accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2007, the Company reclassified a gain of $1.0 million on the interest rate swap into net income (loss).

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

Senior Floating Rate PIK Toggle Notes

On March 13, 2007, Holdings issued $425.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2012 (the “Notes”) in a private offering to institutional investors. In connection with the issuance of the Notes, Holdings entered into a Purchase Agreement providing for the initial sale of the Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Notes. As required under the Registration Rights Agreement, the exchange offer was completed within 240 days after issuance of the Notes.

Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The initial interest payment due September 15, 2007 was made in cash and the Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the nine months ended September 30, 2007, US Oncology paid dividends of $34.9 million to Holdings to finance the semi-annual interest payment due March 15, 2007 on the $250.0 million senior floating rate notes, certain costs related to the issuance of the senior floating rate PIK toggle notes and semi-annual interest payment due September 15, 2007 on the $425.0 million floating rate toggle notes. US Oncology expects to fund the portion of future semi-annual interest payments that are made in cash on the $425.0 million floating rate toggle notes. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income would reduce the amount of cash that is available to the Company for debt service and capital expenditures. Amounts available under this restricted payments provision amounted to $12.9 million as of September 30, 2007.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, effectively fixing the LIBOR based rate at 4.97% through maturity in 2012. Prior to scheduled spread increases in 2009 and 2010, the fixed interest rate will be 9.47% through March 14, 2009. The swap agreement was designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Derivatives that have been designated and qualify for cash flow hedge accounting are reported at fair value. The gain or loss on the portion of the derivative instrument that effectively hedges the designated risk is recorded in accumulated other comprehensive income in the Company’s Consolidated Statement of Stockholders’ Equity and is reclassified to earnings in the same period that the hedged forecasted transaction occurs. The gain or loss associated with the portion of the derivative instrument that does not effectively hedge the identified risk is recognized currently in earnings.

Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. The Company expects that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes which is an alternative available under the terms of the Notes. As a result of these circumstances, the Company believes that a portion of the hedged forecasted cash interest payments are no longer probable. As such, the Company has de-designated the portion of the interest rate swap for which its notional amount exceeds the principal amount of Notes on which cash interest is expected to be paid and will no longer apply cash flow hedge accounting to this portion of the interest rate swap.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

For interest periods beginning March 15, 2008, and thereafter, the interest rate swap remains designated as a hedge against the variability in cash interest payments on Notes with a principal amount of $225.0 million. The notional amount of the swap remaining designated for hedge accounting is based upon the principal amount of Notes on which cash interest is expected to be paid, taking into consideration approximately $22.7 million incremental Notes to be issued for the semiannual interest payment due March 15, 2008. Because cash flow hedge accounting will not be applied to the excess notional amount of the instrument, changes in fair value related to the $200.0 million excess notional amount of the swap will be recorded currently in earnings.

As a result of de-designating a portion of this instrument and electing to make the interest payment due March 15, 2008 in kind, the Company recognized an unrealized loss of $0.3 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the three and nine month periods ended September 30, 2007.

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock and 4,933,595 options to purchase Holdings common stock. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.3 million for the three months ended September 30, 2006, and $0.5 million and $1.4 million, respectively, for the nine months ended September 30, 2007 and 2006 related to awards made under the Equity Incentive Plan. During the three months ended September 30, 2007, there was no net compensation expense recorded in the period because it had been completely offset by forfeitures.

At September 30, 2007, 20,545,000 shares of restricted stock, net of forfeitures, had been granted and 1,745,371 shares were available for future awards. No shares of restricted stock were granted during the three months ended September 30, 2007. The Company granted awards of 250,000 restricted shares during the nine months ended September 30, 2007 with an aggregate fair value of approximately $0.7 million which will vest over a three to five year period from the date of grant. During both the three and nine month periods ended September 30, 2006, the Company granted awards of 500,000 restricted shares with fair values of approximately $0.7 million. During both the three months and nine months ended September 30, 2007, respectively, 24,000 and 1,129,000 restricted shares were forfeited by holders.

Compensation expense related to outstanding restricted stock awards is estimated to be $0.8 million, $0.6 million, $0.4 million, $0.2 million and $0.1 million for each of the fiscal years ending December 31, 2007 through 2011. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2012.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes activity for options awarded under the Equity Incentive Plan for the nine months ended September 30, 2007:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2006	3,581,500	$1.25
Granted	785,500	2.72
Exercised	(472,500)	1.10
Forfeited	(502,000)	1.47

Options outstanding, September 30, 2007	3,392,500	$1.58	8.3 years

Options exercisable, September 30, 2007	1,225,300	$1.10	7.4 years

At September 30, 2007, 3,392,500 options to purchase Holdings common stock were outstanding and 844,095 options were available for future awards. Holdings granted 785,500 and 976,500 options to purchase common shares during the nine months ended September 30, 2007 and 2006, respectively. The fair value of options awarded during the three months ended September 30, 2007 was estimated at $0.89 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.46%; expected life of five years; expected volatility of 26.9% based on an index of peer companies; and expected dividend yield of zero. Compensation expense related to options granted during the three months ended September 30, 2007 and 2006 has been recorded based on the fair value as of the grant date and vesting provisions. Compensation expense during the three months and nine months ended September 30, 2007 and 2006 for these awards was not material.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At September 30, 2007, 46,000 options to purchase Holdings common stock were outstanding and 371,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of September 30, 2007, options to purchase 129,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the nine months ended September 30, 2007, there were no exercises of options issued under the Director Stock Option Plan.

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

If any of the payment triggering events described in the Cash Incentive Plan occur in the future, the Company may incur an additional obligation (and compensation expense) as a result of such event or events. As of September 30, 2007, no amounts were available for payment under the Cash Incentive Plan, although the amount of this obligation may increase based upon future performance of the Company.

NOTE 7 – Segment Financial Information

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing non-clinical operations, the medical oncology segment provides

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, provides pharmaceuticals and counseling services to patients through its oral oncology specialty pharmacy and mail order business and offers informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported, since the Company does not prepare such information internally.

The tables below present segment results for the three and nine months ended September 30, 2007 and 2006 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$379,970	$—	$547,545	$—	$—	$(439,498)	$488,017
Service revenues	134,097	89,125	20,698	11,877	—	—	255,797

Total revenues	514,067	89,125	568,243	11,877	—	(439,498)	743,814
Operating expenses	(498,513)	(56,171)	(545,375)	(12,534)	(20,176)	439,498	(693,271)
Impairment and restructuring charges	(652)	—	—	—	(308)	—	(960)
Depreciation and amortization	—	(10,004)	(1,274)	(142)	(11,819)	—	(23,239)

Income (loss) from operations	$14,902	$22,950	$21,594	$(799)	$(32,303)	$—	$26,344

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

Income (loss) from operations	$14,902	$22,950	$21,594	$(799)	$(32,336)	$—	$26,311

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

	Three Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$376,978	$—	$502,097	$—	$—	$(420,213)	$458,862
Service revenues	134,550	82,448	6,828	15,950	—	—	239,776

Total revenues	511,528	82,448	508,925	15,950	—	(420,213)	698,638
Operating expenses	(480,088)	(53,250)	(488,488)	(16,340)	(18,370)	420,213	(636,323)
Depreciation and amortization	—	(9,388)	(1,014)	(216)	(9,547)	—	(20,165)

Income (loss) from operations	$31,440	$19,810	$19,423	$(606)	$(27,917)	$—	$42,150

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(34)	$—	$(34)

Income (loss) from operations	$31,440	$19,810	$19,423	$(606)	$(27,951)	$—	$42,116

Goodwill	$409,322	$191,615	$160,082	$—	$—	$—	$761,019

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

	Nine Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,147,596	$—	$1,626,975	$—	$—	$(1,314,379)	$1,460,192
Service revenues	411,144	262,814	56,135	38,923	—	—	769,016

Total revenues	1,558,740	262,814	1,683,110	38,923	—	(1,314,379)	2,229,208
Operating expenses	(1,498,417)	(165,870)	(1,616,398)	(38,950)	(63,637)	1,314,379	(2,068,893)
Impairment and restructuring charges	(652)	(3,070)	—	—	(4,633)	—	(8,355)
Depreciation and amortization	—	(29,328)	(3,913)	(443)	(32,191)	—	(65,875)

Income (loss) from operations	$59,671	$64,546	$62,799	$(470)	$(100,461)	$—	$86,085

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(118)	$—	$(118)

Income (loss) from operations	$59,671	$64,546	$62,799	$(470)	$(100,579)	$—	$85,967

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

	Nine Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,138,949	$—	$1,445,635	$—	$—	$(1,224,627)	$1,359,957
Service revenues	417,006	242,055	30,034	40,747	—	—	729,842

Total revenues	1,555,955	242,055	1,475,669	40,747	—	(1,224,627)	2,089,799
Operating expenses	(1,456,734)	(155,004)	(1,413,400)	(40,476)	(59,499)	1,224,627	(1,900,486)
Depreciation and amortization	—	(28,699)	(2,711)	(663)	(29,601)	—	(61,674)

Income (loss) from operations	$99,221	$58,352	$59,558	$(392)	$(89,100)	$—	$127,639

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(193)	$—	$(193)

Income (loss) from operations	$99,221	$58,352	$59,558	$(392)	$(89,293)	$—	$127,446

Goodwill	$409,322	$191,615	$160,082	$—	$—	$—	$761,019

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

NOTE 8 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of September 30, 2007, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending September 30,
	2008	2009	2010	2011	2012	Thereafter
Payments due	$70,979	$64,737	$56,609	$45,193	$37,117	$204,064

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Effective January 1, 2007, the Company guaranteed to one of its affiliated practices that amounts retained by that practice will amount to a minimum of $3.5 million through March 31, 2008. Additionally, beginning January 1, 2007, the Company guaranteed that a second practice would receive no less than $2.0 million for the year ending December 31, 2007. During the three months and nine months ended September 30, 2007, amounts paid under these guarantees amounted to $0.1 million and $1.6 million, respectively.

U.S. Department of Justice Subpoena

During the three months ended December 31, 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to the Company’s contracts and relationships with pharmaceutical manufacturers. The Company has responded to the subpoena and cooperated fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. The Company cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. The Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources may be required on an ongoing basis to fully respond to the subpoena.

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

Specifically, during March, 2007, the Company became aware that it and one of its affiliated practices were the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui tam complaints are filed on a confidential basis with a United States federal court. The DOJ is in the early stages of its investigation, and as such, has not made a decision on the merits of the whistle-blower’s claim. The Company intends to continue to investigate and vigorously defend itself against any and all such claims, and the Company continues to believe that it conducts its operations in compliance with law. Based upon its present understanding of the nature and scope of the claim and investigation, the Company does not expect this claim to have a material adverse effect on its operations or financial condition. This claim and investigation remain in the early stages, and our expectation could change as we receive more information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company. During the three months ended September 30, 2007, the Company was notified of several alleged breach of contract claims by an affiliated practice (with net assets amounting to $12.7 million as of September 30, 2007). The Company is currently reviewing these claims and working with the practice to resolve the disputes. The Company anticipates that these disputes may take several months to resolve and therefore the ultimate outcome of this matter is uncertain.

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in mid-2008. Because of the need for extra proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or its management service agreement with this practice due to the ongoing dispute that existed at that time. A description of the August 2004 merger and related transactions can be found in Note 2 to the Company’s financial statements filed with the SEC on Form 10-K on February 27, 2007.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At September 30, 2007, the total owed to the Company for those receivables of $22.5 million is reflected on its balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. Based on financial information available to the Company, management currently expects that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable classified as other non-current assets at September 30, 2007. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. Realization, however, is subject to a successful conclusion to the litigation with the practice, and the Company cannot provide assurance as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to continue to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

Delays during the three months ended March 31, 2007 in pursuing those strategic alternatives led to uncertainty regarding the form and timing of alternatives associated with a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and the Company recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in Note 4.) No such impairment charges were recorded in the three months ended June 30, 2007 or September 30, 2007. Discussions with a third party regarding the terms of an agreement resumed in the three months ended June 30, 2007, although definitive terms have not been reached. While the Company believes the parties have agreed to the general terms of a venture, there are factors that could impact the final terms, including the outcome of the appeal, the recruitment of additional oncologists and the content of definitive documents.

At September 30, 2007, our Consolidated Balance Sheet included net assets in the amount of $2.5 million related to this practice, which includes primarily working capital in the amount of $1.7 million. The construction of the cancer center in which the practice operates is financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At September 30, 2007, the lease had a remaining term of 19 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease has not been accrued as the Company has not exhausted its strategic alternatives or legal appeals that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

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

NOTE 9 – Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Upon adoption of FIN 48, effective January 1, 2007, the Company had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of September 30, 2007, the Company had unrecognized tax benefits amounting to $2.3 million recorded. The Company recognizes any interest and penalties related to unrecognized tax benefits as income tax expense. The tax years 2003, 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. US Oncology Holding, Inc., and its subsidiaries, are currently under audit by the Internal Revenue Service for the period beginning January 1, 2004 and ending August 31, 2004.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from adoption of the EITF.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from adoption of the EITF.

NOTE 10 – Income Taxes

Holdings effective tax rate was a benefit of 53.2% for the three months ended September 30, 2007 and a provision of 39.8% for the three months ended September 30, 2006. Holdings effective tax rate was a benefit of 32.2% and a provision of 40.0% for the nine months ended September 30, 2007 and 2006, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate. The nine months ended September 30, 2007 also includes the loss on extinguishment of debt incurred by Holdings.

The effective tax rate for US Oncology, Inc. was 2.2% for the three months ended September 30, 2007 and 38.8% for the three months ended September 30, 2006. The decrease in the effective tax rate is attributable to the Company’s continued refinement of the estimate of the Texas margin tax (which became effective January 1, 2007) and the financial impact of those taxes, proportionately, on US Oncology’s pre-tax income. During the nine months ended September 30, 2007, the effective tax rate was 47.1% compared with 39.0% for the same period in 2006. The difference between our effective and statutory tax rates during the nine month period is attributable primarily to the Texas margin tax and non-deductible entertainment and public policy costs.

At September 30, 2007, the Company had a gross federal net operating loss carryforward benefit of approximately $26.7 million that will expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize all of the benefits of deferred tax assets. Accordingly, the Company has no valuation allowance established for its deferred tax assets.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months and nine months ended September 30, 2007 and 2006. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of September 30, 2007, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, and Oregon Cancer Center, Ltd.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2007

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$97,149	$1	$—		$97,150
Accounts receivable	—	329,766	10,287	—		340,053
Other receivables	—	115,278	—	—		115,278
Prepaid expenses and other current assets	12	19,161	—	—		19,173
Inventories	—	83,911	—	—		83,911
Deferred income taxes	3,592	—	—	—		3,592
Due from affiliates	745,687	—	—	(687,172	) (a)	58,515
Investment in subsidiaries	631,330	—	(587)	(630,743	) (b)	—

Total current assets	1,380,621	645,265	9,701	(1,317,915)		717,672
Property and equipment, net	—	361,685	39,224	—		400,909
Service agreements, net	—	226,847	5,164	—		232,011
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,698	36,504	1,530	—		69,732

	$1,412,319	$2,021,978	$61,212	$(1,317,915)		$2,177,594

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,651	$92	$832	$—		$9,575
Accounts payable	—	234,655	1,246	—		235,901
Intercompany accounts	(249,113)	251,751	(2,638)	—		—
Due to affiliates	6,950	842,800	7,313	(687,172	) (a)	169,891
Accrued compensation cost	—	29,089	498	—		29,587
Accrued interest payable	11,185	—	—	—		11,185
Income taxes payable	5,841	—	—	—		5,841
Other accrued liabilities	100	41,446	(487)	—		41,059

Total current liabilities	(216,386)	1,399,833	6,764	(687,172)		503,039
Deferred revenue	—	8,002	—	—		8,002
Deferred income taxes	30,514	—	—	—		30,514
Long-term indebtedness	1,044,183	2,263	16,017	—		1,062,463
Other long-term liabilities	—	2,055	3,775	—		5,830

Total liabilities	858,311	1,412,153	26,556	(687,172)		1,609,848

Commitments and contingencies
Minority interests	—	—	13,738	—		13,738
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,173	—	—	—		549,173
Retained earnings	4,834	—	—	—		4,834
Subsidiary equity	—	609,825	20,918	(630,743	) (b)	—

Total stockholder’s equity	554,008	609,825	20,918	(630,743)		554,008

	$1,412,319	$2,021,978	$61,212	$(1,317,915)		$2,177,594

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$475,824	$12,193	$—		$488,017
Service revenue	—	247,446	8,351	—		255,797

Total revenue	—	723,270	20,544	—		743,814
Cost of products	—	466,669	11,959	—		478,628
Cost of services:
Operating compensation and benefits	—	117,205	4,084	—		121,289
Other operating costs	—	72,018	1,159	—		73,177
Depreciation and amortization	—	18,203	1,012	—		19,215

Total cost of services	—	207,426	6,255	—		213,681
Total cost of products and services	—	674,095	18,214	—		692,309
General and administrative expense	156	20,021	—	—		20,177
Impairment and restructuring charges	—	960	—	—		960
Depreciation and amortization	—	4,024	—	—		4,024

	156	699,100	18,214	—		717,470

Income (loss) from operations	(156)	24,170	2,330	—		26,344
Other income (expense)
Interest expense, net	(24,899)	1,960	(410)	—		(23,349)
Intercompany interest	6,042	(6,042)	—	—		—
Minority interests	—	—	(539)	—		(539)

Income (loss) before income taxes	(19,013)	20,088	1,381	—		2,456
Income tax benefit (provision)	(55)	—	—	—		(55)
Equity in earnings of subsidiaries	21,469	—	—	(21,469	)(a)	—

Net income	$2,401	$20,088	$1,381	$(21,469)		$2,401

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$447,113	$11,749	$—		$458,862
Service revenue	—	232,569	7,207	—		239,776

Total revenue	—	679,682	18,956	—		698,638
Cost of products	—	425,280	7,273	—		432,553
Cost of services:
Operating compensation and benefits	—	110,209	3,419	—		113,628
Other operating costs	—	66,475	5,297	—		71,772
Depreciation and amortization	—	16,547	1,031	—		17,578

Total cost of services	—	193,231	9,747	—		202,978
Total cost of products and services	—	618,511	17,020	—		635,531
General and administrative expense	94	18,276	—	—		18,370
Depreciation and amortization	—	2,587	—	—		2,587

	94	639,374	17,020	—		656,488

Income (loss) from operations	(94)	40,308	1,936	—		42,150
Other income (expense)
Interest expense, net	(23,079)	(915)	(235)	—		(24,229)
Intercompany interest	6,715	(6,715)	—	—		—
Minority interests	—	—	(593)	—		(593)

Income (loss) before income taxes	(16,458)	32,678	1,108	—		17,328
Income tax provision	(6,731)	—	—	—		(6,731)
Equity in earnings of subsidiaries	33,785	—	—	(33,785	)(a)	—

Net income	$10,596	$32,678	$1,108	$(33,785)		$10,597

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,424,960	$35,232	$—		$1,460,192
Service revenue	—	744,176	24,840	—		769,016

Total revenue	—	2,169,136	60,072	—		2,229,208
Cost of products	—	1,393,796	34,461	—		1,428,257
Cost of services:
Operating compensation and benefits	—	345,045	12,032	—		357,077
Other operating costs	—	216,614	3,308	—		219,922
Depreciation and amortization	—	51,669	2,921	—		54,590

Total cost of services	—	613,328	18,261	—		631,589
Total cost of products and services	—	2,007,124	52,722	—		2,059,846
General and administrative expense	313	63,324	—	—		63,637
Impairment and restructuring charges	—	8,355	—	—		8,355
Depreciation and amortization	—	11,285	—	—		11,285

	313	2,090,088	52,722	—		2,143,123

Income (loss) from operations	(313)	79,048	7,350	—		86,085
Other income (expense)
Interest expense, net	(73,753)	3,608	(1,049)	—		(71,194)
Intercompany interest	18,125	(18,125)	—	—		—
Minority interests	—	—	(1,876)	—		(1,876)

Income (loss) before income taxes	(55,941)	64,531	4,425	—		13,015
Income tax benefit (provision)	(6,130)	(1)	—	—		(6,131)
Equity in earnings of subsidiaries	68,955	—	—	(68,955	)(a)	—

Net income	$6,884	$64,530	$4,425	$(68,955)		$6,884

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,323,804	$36,153	$—		$1,359,957
Service revenue	—	707,429	22,413	—		729,842

Total revenue	—	2,031,233	58,566	—		2,089,799
Cost of products	—	1,270,547	22,366	—		1,292,913
Cost of services:
Operating compensation and benefits	—	332,305	11,360	—		343,665
Other operating costs	—	188,539	15,870	—		204,409
Depreciation and amortization	—	48,442	3,055	—		51,497

Total cost of services	—	569,286	30,285	—		599,571
Total cost of products and services	—	1,839,833	52,651	—		1,892,484
General and administrative expense	327	59,172	—	—		59,499
Depreciation and amortization	—	10,177	—	—		10,177

	327	1,909,182	52,651	—		1,962,160

Income (loss) from operations	(327)	122,051	5,915	—		127,639
Other income (expense)
Interest expense, net	(68,867)	195	(708)	—		(69,380)
Intercompany interest	20,145	(20,145)	—	—		—
Minority interests	—	—	(1,728)	—		(1,728)

Income (loss) before income taxes	(49,049)	102,101	3,479	—		56,531
Income tax provision	(22,047)	—	—	—		(22,047)
Equity in earnings of subsidiaries	105,579	—	—	(105,579	) (a)	—

Net income	$34,483	$102,101	$3,479	$(105,579)		$34,484

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$231,874	$(112,695)	$4,203	$123,382

Cash flows from investing activities:
Acquisition of property and equipment	—	(68,371)	(1,903)	(70,274)
Payments in affiliation transactions	—	(134)	—	(134)
Investment in unconsolidated subsidiary	—	(4,918)	—	(4,918)
Net proceeds from sale of assets	—	750	—	750

Net cash used in investing activities	—	(72,673)	(1,903)	(74,576)

Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	1,323
Repayment of term loan	(6,255)	—	—	(6,255)
Repayment of other indebtedness	(1,228)	(454)	(455)	(2,137)
Debt financing costs	(83)	—	—	(83)
Repayment of advance to parent	(150,000)	—	—	(150,000)
Distributions to minority interests	—	1,205	(2,509)	(1,304)
Net distributions to parent	(75,501)	—	—	(75,501)
Contributions of proceeds from exercise of stock options	535	—	—	535

Net cash provided by (used in) financing activities	(231,874)	751	(2,299)	(233,422)

Decrease in cash and cash equivalents	—	(184,617)	1	(184,616)
Cash and cash equivalents:
Beginning of period	—	281,766	—	281,766

End of period	$—	$97,149	$1	$97,150

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(70,605)	$53,054	$4,670	$(12,881)

Cash flows from investing activities:
Acquisition of property and equipment	—	(54,736)	(3,208)	(57,944)
Proceeds from sale of property and equipment	—	1,197	—	1,197
Acquisition of business, net of cash acquired		(31,378)	—	(31,378)
Investment in unconsolidated subsidiary	—	(2,656)	—	(2,656)
Net payments in affiliation transactions	—	(3,152)	—	(3,152)

Net cash used in investing activities	—	(90,725)	(3,208)	(93,933)

Cash flows from financing activities:
Proceeds from term loan	100,000	—	—	100,000
Net distributions to parent	(23,713)	—	—	(23,713)
Repayment of term loan	(1,000)	—	—	(1,000)
Repayment of other indebtedness	(4,077)	235	(372)	(4,214)
Distributions to minority interests	—	—	(1,572)	(1,572)
Debt issuance costs	(627)	—	—	(627)
Contributions from minority interests	—	—	482	482
Proceeds from exercise of options	22	—	—	22

Net cash used in financing activities	70,605	235	(1,462)	69,378

Decrease in cash and cash equivalents	—	(37,436)	—	(37,436)
Cash and cash equivalents:
Beginning of period	—	125,837	—	125,837

End of period	$—	$88,401	$—	$88,401

NOTE 12 - Subsequent Event - Revised Labeling for Erythropoiesis-Stimulating Agents

On November 8, 2007, the U.S. Food and Drug Administration (“FDA”) issued revised warnings and product labeling for erythropoiesis-stimulating agents used to treat anemia associated with chemotherapy. The FDA initially issued a public health advisory on March 14, 2007 that outlined new safety information, including revised product labeling, about ESAs. In the November revision, the FDA strengthens it warnings and addresses ESA dosing recommendations and other clinical issues. The new label revisions, however, remain less restrictive than the reimbursement coverage criteria under Centers for Medicare & Medicaid Services’ (“CMS”) national coverage decision (“NCD”) issued on July 30, 2007. The impact of the revised warnings and labeling on specific clinical determinations made by our affiliated physicians is uncertain, and cannot be estimated at this time.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2007, and subsequent filings including our Registration Statement on Form S-4/A filed on October 9, 2007.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in Houston, Texas, supports one of the nation’s largest cancer treatment and research networks. As of September 30, 2007, our network included:

•	1,164 affiliated physicians

•	443 sites of service

•	80 comprehensive cancer centers and 11 facilities providing radiation therapy only

•	A clinical trial program currently managing 65 active clinical trials

•	A pharmaceutical distribution business currently distributing $1.9 billion annually in oncology pharmaceuticals from its 75,000 square foot distribution facility

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

An ongoing initiative is expanding our network of affiliated physicians. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and expand those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with other established practices. On a local level,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

In addition to providing services to, and expanding our network of affiliated physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America. These services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply approximately 95% of pharmaceuticals (in dollar terms) administered by our network of affiliated practices. We believe our own distribution operation gives us an opportunity to enhance efficiency within our network, and affords us the opportunity to protect the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

•

Information, Marketing and Analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support services. In July, 2006, we acquired AccessMed, a provider of reimbursement hotline and patient assistance programs located in Overland Park, Kansas, in a stock acquisition for net cash consideration of $31.4 million. The acquisition expands our services offered to pharmaceutical manufacturers and also allows us to centralize the appeals and patient financial assistance processes for affiliated practices.

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

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2007 is to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their market position in their geographic markets and supporting clinical initiatives that support the continued delivery of high quality and effective cancer care to their patients.

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

Under substantially all of our comprehensive service agreements, we are compensated on the “earnings model”. Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Of our comprehensive services revenue for the three months ended September 30, 2007, less than one percent was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. In some states, our agreements provide for a fixed management fee.

Forward-Looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our businesses or services and our development activities relating to physician affiliations and cancer centers; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

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

Additional risks and uncertainties relating to our operations include Medicare reimbursement for prescription drugs used by affiliated practices, including continued implementation of the Medicare Modernization Act of 2003 (“MMA”), Medicare’s July, 2007 implementation of new reimbursement rules for erythropoiesis-stimulating agents (“ESAs”) and associated effects such as non-governmental payers possible adoption of similar rules, calculation of average sales price, implementation of third-party vendor programs and other matters, impact of ASP-based reimbursement on other aspects of our business (such as private payer reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), concentration of pharmaceutical purchases and favorable pricing among a limited number of vendors, reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as expansion of the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

array of services offered to pharmaceutical manufacturers, implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to obtain amendments to our credit facility financial covenants on terms acceptable by us, our ability to fund our operations through operating cash flow or utilization of our existing credit facility or our ability to obtain additional financing on acceptable terms, our ability to complete cancer centers currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services including physician-office imaging services, continued efforts by payers to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services, credit risk associated with our OPS customers and the operations of our affiliated physician practices.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting by retiring from the practice of medicine, moving to a hospital setting, or choosing to obtain drugs through the Competitive Acquisition Program (“CAP”) or other similar non-government payer program. Any such changes in our affiliated practices would adversely affect our results of operations. In addition, an adverse impact on the financial performance of practices affiliated under our OPS model may increase our exposure to credit risk with respect to such practices. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing national budget deficit, aging population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on February 27, 2007, and subsequent filings, including our Registration Statement on Form S-4/A filed on October 9, 2007, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) pays oncologists the average sales price (“ASP”) for drugs plus 6%. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a less than 0.1% change and an increase of approximately 0.6% in Medicare reimbursement during the three months ended September 30, 2007 and 2006, respectively, since the end of the previous quarter and an increase of approximately 1.8% and 1.2% during the nine months ended September 30, 2007 and 2006, respectively, since the end of the previous fiscal year.

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

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice today; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

A condensed financial summary of ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$32.7	$40.1	$115.5	$116.2
Less: Operating Costs	(19.9)	(27.5)	(67.9)	(79.8)

Income from Operations	$12.8	$12.6	$47.6	$36.4

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to usage by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

As we have previously disclosed in our filing on Form 8-K dated May 18, 2007, the impact of the NCD to US Oncology will be significantly in excess of the $8 million to $10 million reduction in pretax income for the year ended December 31, 2007 that we initially disclosed as the estimated impact of the ESA guidelines issued during the three months ended March 31, 2007 relating solely to the FDA warning relating to anemia of cancer. Because the NCD relates to specific clinical determinations in connection with administration of ESAs and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the financial impact. Factors that could significantly affect the financial impact on the Company include clinical interpretations of the NCD made by our affiliated physicians, including application of the coverage decision to non-Medicare patients, and whether managed care and other non-governmental payers adopt reimbursement limitations similar to those in the NCD. The NCD is expected to result in a significant decline in the use of ESAs by oncologists, including those affiliated with the Company. A significant decline in ESA usage, will have a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. As compared to the three months ended June 30, 2007, operating income from ESAs declined approximately $3.5 million during the three months ended September 30, 2007. As the NCD was effective July 31, 2007, the impact of reduced ESA utilization was not fully reflected in the third quarter results. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and increase pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers because existing purchasing agreements include pricing adjustments based upon specified purchase volumes as well as market share. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

We expect continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in our network. Any such reduction could have an adverse effect on our business. In our evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Medicare Demonstration Project

During 2006, the Company received payments from Medicare for certain data relating to quality of care for cancer patients (“the Medicare Demonstration Project”). Reimbursement under the Medicare Demonstration Project contributed $0.7 million and $2.0 million to pretax income during the three months and nine months ended September 30, 2006, respectively. The Oncology Medicare Demonstration Project expired as of December 31, 2006, and the reduced reimbursement will negatively impact 2007 fiscal year pretax income by an estimated $2.6 million based on results for the year ended December 31, 2006. This impact could be offset by the Physician Voluntary Reporting Program, called the Physician Quality Reporting Initiative (“PQRI”) which was effective July 1, 2007. The PQRI program is a voluntary program per physician. Eligible professionals who successfully report a designated set of quality measures on claims for dates of service from July 1 to December 31, 2007, may earn a bonus payment, subject to a cap, of 1.5% of total allowed charges for Medicare physician fee schedule services. In order to meet the requirements of the program and receive the bonus payment, certain reporting thresholds must be met. The PQRI affiliated practice participation levels include 32% of the Company’s affiliated physicians. The estimated pre-tax income for this program for the three months ended September 30, 2007 amounted to $0.3 million. This estimate presumes the participating physicians will exceed the cap threshold that will be calculated at the conclusion of the reporting period by CMS.

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

For 2007, we estimate that the Final Rule will result in a 1.8% increase in Medicare non-drug reimbursement, (or approximately $2.0 million of pretax income), based on our affiliated physicians’ practice patterns for 2006. This is comprised of a 2.3% increase in radiation oncology reimbursement and a 1.8% increase in non-drug medical oncology reimbursement. During the three months and nine months ended September 30, 2007, the rule increased pretax income by $0.3 million and $1.0 million, respectively, over the comparable 2006 periods for Medicare non-drug reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service (RVUs). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. The Tax Relief and Health Care Act of 2006 provided for suspension of a 5% decrease in reimbursement (through the conversion factor update) which otherwise would have been effective as of January 1, 2007. On November 1, 2007, CMS issued a physician fee schedule update for 2008 which will again be set under the statutory formula and will be effective as of January 1, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Under the CMS release, the 2008 conversion factor will be 10.1% lower than the 2007 rates. If Congress does not revise the conversion factor between now and December 31, 2007, Medicare reimbursement for physician services will decrease by 10.1%, effective January 1, 2008, which, if applied to annualized reimbursement for the nine months ended September 30, 2007, would negatively impact 2008 pretax income by an estimated $10 to $12 million. Also, there is likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

Imaging Reimbursement

In February, 2006 Congress passed and the President signed into law, the Deficit Reduction Act (“DRA”) which contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and nine months ended September 30, 2007, the reduced reimbursement for these imaging services reduced pretax income by $2.2 million and $6.4 million, respectively, compared to the corresponding periods of 2006. By applying 2007 reimbursement levels to services provided in the first nine months of 2007, pretax income would be expected to decrease by an estimated $8 to $10 million for the year ending December 31, 2007.

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

Summary

The Centers for Medicare & Medicaid Services (“CMS”) issued a final coverage determination regarding reimbursement for erythropoiesis-stimulating agents (“ESAs”) on July 30, 2007. The financial impact of the national coverage decision to us is not yet known. The Deficit Reduction Act (“DRA”) imaging reimbursement reductions were effective January 1, 2007, and the Company estimates a decrease in pretax income of $8 to $10 million for 2007, based on the level of diagnostic services provided in the first nine months of 2007. The Medicare Oncology Demonstration Project expired as of December 31, 2006, and pretax income for 2007, as a result, is estimated to decrease by $2.6 million. These decreases are offset, in part, by increases in reimbursement of approximately 1.8% in overall non-drug reimbursement (or $2.0 million of pretax income for 2007) relating to Work RVU and PE Methodology changes, referred to previously. If Congress does not revise the formula-driven conversion factor between now and December 31, 2007, the Company estimates a decrease in pretax income of $10 to $12 million for 2008, applying the conversion factor to annualized results for the nine months ended September 30, 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, accrued expenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Refer to the “Critical Accounting Policies and Estimates” section of our Registration Statement on Form S-4/A, filed with the SEC on October 9, 2007, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume-based pharmaceutical rebates.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective January 1, 2007 for the Company, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Upon adoption of FIN 48, effective January 1, 2007, we had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of September 30, 2007, we had unrecognized tax benefits amounting to $2.3 million recorded. We recognize any interest and penalties related to unrecognized tax benefits as income tax expense. The tax years 2003, 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. US Oncology Holding, Inc., and its subsidiaries, are currently under audit by the Internal Revenue Service for the period beginning January 1, 2004 and ending August 31, 2004.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from adoption of the EITF.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from adoption of the EITF.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of September 30, 2007 and 2006, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	September 30,
	2007	2006
Medical oncologists/hematologists	963	836
Radiation oncologists	149	148
Other oncologists	52	45

Total physicians	1,164	1,029

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)(2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Affiliated physicians, beginning of period	892	848	879	856
Physician practice affiliations	—	6	16	18
Recruited physicians	31	39	45	56
Physician practice separations (2)	—	—	—	(35)
Retiring/Other	(8)	(20)	(28)	(32)
Net conversions from OPS agreements	—	—	3	10

Affiliated physicians, end of period	915	873	915	873

Oncology Pharmaceutical Services Agreements(3)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Affiliated physicians, beginning of period	230	129	188	138
Physician practice affiliations	20	35	77	51
Physician practice separations	(1)	(7)	(10)	(17)
Retiring/Other	—	(1)	(3)	(6)
Net conversions to comprehensive service agreements	—	—	(3)	(10)

Affiliated physicians, end of period	249	156	249	156

Total affiliated physicians	1,164	1,029	1,164	1,029

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	On April 18, 2006 we terminated our relationship with a net revenue practice comprised of 35 physicians.
(3)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (2)	2007	2006 (2)
Cancer Centers, beginning of period	79	78	80	83
Cancer Centers opened	1	—	2	—
Cancer Centers closed	—	—	(2)	(5)

Cancer Centers, end of period	80	78	80	78

Radiation oncology-only facilities, end of period	11	13	11	13

Total Radiation Oncology Facilities	91	91	91	91

PET Systems (1)	36	31	36	31

(1)	Includes 20 and 10 PET/CT systems at September 30, 2007 and 2006, respectively.
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

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Per Operating Day Statistics:
Medical oncology visits	10,045	9,599	9,963	9,752
Radiation treatments	2,690	2,687	2,719	2,716
IMRT treatments (included in radiation treatments)	601	505	594	481
PET scans	182	165	177	160
CT scans	750	675	734	657

Per Operating Day Same Store Statistics:
Medical oncology visits	9,883	9,599	9,875	9,585
Radiation treatments	2,595	2,594	2,631	2,591
IMRT treatments (included in radiation treatments)	549	486	499	432
PET scans	160	159	152	153
CT scans	693	649	687	617
New patients enrolled in research studies	769	645	2,238	1,933

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

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended September 30,				Three Months Ended September 30,
	2007		2006		2007		2006
Product revenue	$488,017	65.6%	$458,862	65.7%	$488,017	65.6%	$458,862	65.7%
Service revenue	255,797	34.4	239,776	34.3	255,797	34.4	239,776	34.3

Total revenue	743,814	100.0	698,638	100.0	743,814	100.0	698,638	100.0

Cost of products	478,628	64.3	432,553	61.9	478,628	64.3	432,553	61.9
Cost of services:
Operating compensation and benefits	121,289	16.3	113,628	16.3	121,289	16.3	113,628	16.3
Other operating costs	73,177	9.8	71,772	10.3	73,177	9.8	71,772	10.3
Depreciation and amortization	19,215	2.6	17,578	2.5	19,215	2.6	17,578	2.5

Total cost of services	213,681	28.7	202,978	29.1	213,681	28.7	202,978	29.1
Total cost of products and services	692,309	93.0	635,531	91.0	692,309	93.0	635,531	91.0
General and administrative expense	20,210	2.7	18,404	2.6	20,177	2.7	18,370	2.6
Impairment and restructuring charges	960	0.1	—	—	960	0.1	—	—
Depreciation and amortization	4,024	0.5	2,587	0.4	4,024	0.5	2,587	0.4

Total costs and expenses	717,503	96.3	656,522	94.0	717,470	96.3	656,488	94.0

Income from operations	26,311	3.7	42,116	6.0	26,344	3.7	42,150	6.0
Other expense:
Interest expense, net	(34,414)	(4.6)	(30,369)	(4.3)	(23,349)	(3.1)	(24,229)	(3.5)
Minority interests	(539)	(0.1)	(593)	(0.1)	(539)	(0.1)	(593)	(0.1)
Other income (expense)	(312)	—	—	—	—	—	—	—

Income (loss) before income taxes	(8,954)	(1.0)	11,154	1.6	2,456	0.5	17,328	2.4
Income tax benefit (provision)	4,760	0.6	(4,436)	(0.6)	(55)	—	(6,731)	(1.0)

Net income (loss)	$(4,194)	(0.4)%	$6,718	1.0%	$2,401	0.5%	$10,597	1.4%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Product revenue	$1,460,192	65.5%	$1,359,957	65.1%	$1,460,192	65.5%	$1,359,957	65.1%
Service revenue	769,016	34.5	729,842	34.9	769,016	34.5	729,842	34.9

Total revenue	2,229,208	100.0	2,089,799	100.0	2,229,208	100.0	2,089,799	100.0

Cost of products	1,428,257	64.1	1,292,913	61.9	1,428,257	64.1	1,292,913	61.9
Cost of services:
Operating compensation and benefits	357,077	16.0	343,665	16.4	357,077	16.0	343,665	16.4
Other operating costs	219,922	9.9	204,409	9.8	219,922	9.9	204,409	9.8
Depreciation and amortization	54,590	2.4	51,497	2.5	54,590	2.4	51,497	2.5

Total cost of services	631,589	28.3	599,571	28.7	631,589	28.3	599,571	28.7
Total cost of products and services	2,059,846	92.4	1,892,484	90.6	2,059,846	92.4	1,892,484	90.6
General and administrative expense	63,755	2.9	59,692	2.9	63,637	2.9	59,499	2.8
Impairment and restructuring charges	8,355	0.4	—	—	8,355	0.4	—	—
Depreciation and amortization	11,285	0.5	10,177	0.5	11,285	0.5	10,177	0.5

Total costs and expenses	2,143,241	96.2	1,962,353	94.0	2,143,123	96.2	1,962,160	93.9

Income from operations	85,967	3.8	127,446	6.0	86,085	3.8	127,639	6.1
Other expense:
Interest expense, net	(100,583)	(4.5)	(87,541)	(4.2)	(71,194)	(3.2)	(69,380)	(3.3)
Minority interests	(1,876)	(0.1)	(1,728)	(0.1)	(1,876)	(0.1)	(1,728)	(0.1)
Loss on early extinguishment of debt	(12,917)	(0.6)	—	—	—	—	—	—
Other income (expense)	(312)	—	—	—	—	—	—	—

Income (loss) before income taxes	(29,721)	(1.4)	38,177	1.7	13,015	0.5	56,531	2.7
Income tax benefit (provision)	9,577	0.4	(15,272)	(0.7)	(6,131)	(0.3)	(22,047)	(1.1)

Net income (loss)	$(20,144)	(1.0)%	$22,905	1.0%	$6,884	0.2%	$34,484	1.6%

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

We derive revenue primarily in four areas:

•

Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

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

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts retained by physician groups are excluded from our revenue because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we assist in financing their working capital.

Revenue

The following tables reflect our revenue by segment for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Medical oncology services	$514,067	$511,528	0.5%	$1,558,740	$1,555,955	0.2%
Cancer center services	89,125	82,448	8.1	262,814	242,055	8.6
Pharmaceutical services	568,243	508,925	11.7	1,683,110	1,475,669	14.1
Research and other services	11,877	15,950	(25.5)	38,923	40,747	(4.5)
Eliminations (1)	(439,498)	(420,213)	4.6	(1,314,379)	(1,224,627)	7.3

Total revenue	$743,814	$698,638	6.5%	$2,229,208	$2,089,799	6.7%

As a percentage of total revenue:
Medical oncology services	69.1%	73.2%		69.9%	74.5%
Cancer center services	12.0	11.8		11.8	11.6
Pharmaceutical services	76.4	72.8		75.5	70.6
Research and other services	1.6	2.3		1.7	1.9
Eliminations (1)	(59.1)	(60.1)		(58.9)	(58.6)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

Medical Oncology Services. Medical oncology services revenue for the three months ended September 30, 2007 increased 0.5% compared to the three months ended September 30, 2006, reflecting an increase in the average number of daily visits due to growth in our network of affiliated medical oncologists, partially offset by decreased ESA utilization.

Medical oncology services revenue for the nine months ended September 30, 2007 was comparable to the same period in 2006, reflecting an increase in the average number of daily visits due to the growth in affiliated medical oncologists, offset by

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

reduced utilization of ESAs, a reduction of the management fees paid by affiliated practices (as discussed below), financial support provided to two affiliated practices experiencing operational challenges, and the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007.

The Company’s management fees are comprised of reimbursement for expenses we incur in connection with managing a practice, plus a fee that is typically a percentage of the affiliated practice’s earnings before income taxes. Our agreements also provide for performance-based reductions in our percentage-based fee that are intended to encourage disciplined use of capital and efficient pharmaceutical ordering and management practices. Certain management agreements have been amended, including during the three month periods ended June 30, 2007 and September 30, 2007, to provide a platform for long-term financial improvement of the practices’ results, to encourage practice growth and efficiency, and to streamline several complex service agreements.

A program to promote continued support of initiatives in our pharmaceutical services segment became effective July 1, 2006. As of that date, we began reducing management fees paid to the Company by affiliated practices based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. For the three months ended September 30, 2007 and 2006, the management fee reduction amounted to $6.4 million and $4.3 million, respectively. For the nine months ended September 30, 2007 and 2006, the management fee reduction amounted to $16.8 million and $4.3 million, respectively.

Cancer Center Services. Cancer center services revenue for the three months ended September 30, 2007 increased 8.1% over the three months ended September 30, 2006. The increase reflects a 2.7% increase in radiation treatments and diagnostic radiology procedures per day over the same period in the prior year, which were partially offset by the reduced Medicare reimbursement for diagnostic radiology services effective January 1, 2007. Revenue increased at a rate in excess of treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy by network practices, which are reimbursed at higher rates than conventional radiation therapy.

For the nine months ended September 30, 2007, cancer center services revenue increased 8.6% over the same period of 2006. Similar to the quarterly comparison, the increase reflects a 2.7% increase in radiation treatments and diagnostic radiology procedures per day.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended September 30, 2007 was $568.2 million, an increase of $59.3 million over the three months ended September 30, 2006. The revenue increase is primarily due to the addition of 135 net physicians affiliated through comprehensive service and oncology pharmaceutical services (“OPS”) agreements since the close of the third quarter of 2006 which more than offset the impact from reduced utilization of ESAs by oncologists affiliated under the OPS model.

During the nine months ended September 30, 2007, pharmaceutical services revenue was $1,683.1 million, an increase of $207.4 million over the comparable 2006 period for the reasons discussed in the quarterly comparison.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Cost of products	$478,628	$432,553	10.7%	$1,428,257	$1,292,913	10.5%
Cost of services:
Operating compensation and benefits	121,289	113,628	6.7	357,077	343,665	3.9
Other operating costs	73,177	71,772	2.0	219,922	204,409	7.6
Depreciation and amortization	19,215	17,578	9.3	54,590	51,497	6.0

Total cost of services	213,681	202,978	5.3	631,589	599,571	5.3

Total cost of products and services	$692,309	$635,531	8.9	$2,059,846	$1,892,484	8.8

As a percentage of revenue:
Cost of products	64.3%	61.9%		64.1%	61.9%
Cost of services:
Operating compensation and benefits	16.3	16.3		16.0	16.4
Other operating costs	9.8	10.3		9.9	9.8
Depreciation and amortization	2.6	2.5		2.4	2.5

Total cost of services	28.7	29.1		28.3	28.7

Total cost of products and services	93.0%	91.0%		92.4%	90.6%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology and sold to practices affiliated under the OPS model in our pharmaceutical services segments. Product costs increased 10.7% and 10.5% over the three month and nine month period ended September 30, 2006 reflecting revenue growth in the corresponding periods. As a percentage of revenue, cost of products was 64.3% and 61.9% in the three months ended September 30, 2007 and 2006, respectively, and 64.1% and 61.9% in the nine months ended September 30, 2007 and 2006, respectively. Contributing to the increase compared to prior year are lower management fees in the medical oncology services segment and the expiration of the Medicare Demonstration Project decreasing revenues which are unrelated to the revenue generated by pharmaceutical sales.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.7% and 29.0% during the three months ended September 30, 2007 and 2006, respectively, and 28.3% and 28.7% during the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
General and administrative expenses	$20,177	$18,370	9.8%	$63,637	$59,499	7.0%
Impairment and restructuring charges	960	—	nm (1)	8,355	—	nm	(1)
Depreciation and amortization	4,024	2,587	55.5	11,285	10,177	10.9
Interest expense, net	23,349	24,229	(3.6)	71,194	69,380	2.6
Minority interests	539	593	(9.1)	1,876	1,728	8.6

As a percentage of revenue:

General and administrative expenses	2.7%	2.6%		2.9%	2.8%
Impairment and restructuring charges	0.1	—		0.4	—
Depreciation and amortization	0.5	0.4		0.5	0.5
Interest expense, net	3.1	3.5		3.2	3.3
Minority interests	0.1	0.1		0.1	0.1

(1)	Not meaningful

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

General and Administrative. General and administrative expense was $20.2 million for the three months ended September 30, 2007 and $18.4 million for the same period in 2006. General and administrative expense during the three months ended September 30, 2007 was higher than the comparable prior year period due primarily to a $1.7 million benefit recorded during the three months ended September 30, 2006 to reduce accrued sales tax liabilities to reflect final settlements with several states. During the nine months ended September 30, 2007 and 2006, general and administrative expense was $63.6 million and $59.5 million, respectively. In addition to the impact of the 2006 sales tax settlements, the 2007 period included higher personnel costs than the prior year. General and administrative expense represented 2.7% and 2.6% of revenue, respectively, for the three months ended September 30, 2007 and 2006, and 2.9% and 2.8% of revenue, respectively, for the nine months ended September 30, 2007 and 2006.

Impairment and Restructuring Charges. In the large majority of our markets, we believe our strategies of practice consolidation, diversification and process improvement continue to be effective. However in a small number of markets, specific local factors have prevented effective implementation of our strategies and practice performance has suffered. Specifically, in two markets in which we have affiliated practices, these market-specific conditions caused us to recognize impairment and restructuring charges amounting to $7.4 million during the three months ended March 31, 2007. During the three months ended September 30, 2007, an impairment charge of $1.0 million was recognized due to a terminated comprehensive services agreement. No impairment charges were recognized during the three or nine month periods ended September 30, 2006. The components of the 2007 charges are as follows (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Services Agreement, net	$308	$4,633
Property and equipment, net	652	3,164
Future Lease Obligations	—	558

Total	$960	$8,355

During the three months ended September 30, 2006, in one of the markets, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, our affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. We are appealing this determination and are exploring other options which would make the treatment facility available to radiation therapy patients. These efforts did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of our investment was not considered likely and an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007.

In the second market, financial performance has deteriorated as a result of an excessive cost structure relative to practice revenue. We are working with the practice to restructure the market, establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, we recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, we did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with our management service agreement in the market.

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

During the three months ended September 30, 2007, we negotiated the conversion of a practice affiliated under a comprehensive services agreement to an oncology pharmaceutical services agreement. As a result, an impairment charge of $1.0 million related to the terminated comprehensive services agreement was recognized during the three months ended September 30, 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Interest. Interest expense, net, decreased to $23.4 million during the three months ended September 30, 2007 from $24.2 million in the comparable period of prior year due to decreasing interest rates related to our variable rate debt instruments that are based on margin paid over LIBOR. Interest expense for the nine months ended September 30, 2007 increased to $71.2 million from $69.4 million. The increase over prior year reflects the $100.0 million borrowing under the term loan facility in July, 2006.

Income Taxes. Our effective tax rate was 2.2% for the three months ended September 30, 2007 and 38.8% for the three months ended September 30, 2006. The decrease in the effective tax rate is attributable to the Company’s continued refinement of the estimate of the Texas margin tax (which became effective January 1, 2007) and the financial impact of those taxes, proportionately, on US Oncology’s pre-tax income. During the nine months ended September 30, 2007, the effective tax rate was 47.1% compared with 39.0% for the same period in 2006. The difference between our effective and statutory tax rates during the nine month periods is attributable primarily to the Texas margin tax and non-deductible entertainment and public policy costs.

Net Income. Net income for the three months ended September 30, 2007 was $2.4 million, a decrease of $8.2 million from the three months ended September 30, 2006. The decrease was impacted by reduced utilization of ESAs, increased general and administrative expense and the reduction of revenue from management fees as discussed previously. This was partially offset by reduced ESA drug cost and lower income taxes for the three months ended September 30, 2007.

Net income for the nine months ended September 30, 2007 was $6.9 million, a decrease of $27.6 million from the nine months ended September 30, 2006. In addition to the items discussed for the third quarter comparison, the nine months ended September 30, 2007 included an $8.4 million decline in pretax income from operations attributable to the impairment and restructuring charges discussed under “Liquidity and Capital Resources – Earnings before Interest, Taxes, Depreciation and Amortization.”

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change
General and administrative expenses	$33	$34	(2.9)%		$118	$193	(38.9)%
Interest expense, net	11,065	6,140	80.2		29,389	18,161	61.8
Other expense	312	—	nm	(1)	312	—	nm	(1)
Loss on early extinguishment of debt	—	—	—		12,917	—	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $33 thousand and $34 thousand during the three months ended September 30, 2007 and 2006, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $11.1 million during the three months ended September 30, 2007 and $6.1 million for the three months ended September 30, 2006. The increase in incremental interest expense when comparing the three months ended September 30, 2007 to the same period in 2006 reflects the refinancing of the Holdings Notes in March, 2007 which resulted in increased interest expense on the $175.0 million incremental borrowings.

Loss on Debt Extinguishment. In connection with refinancing of Holdings indebtedness during the three months ended March 31, 2007, we recognized a $12.9 million extinguishment loss related to payment of 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Other Income (Expense). As a result of de-designating a portion of this instrument and electing to make the interest payment due March 15, 2008 in kind, the Company recognized an unrealized loss of $0.3 million related to its interest rate swap. Because a portion of the interest rate swap is no longer accounted for as an interest rate hedge, future changes in fair value attributable to that portion will be reported currently in earnings. Such changes may have a material impact on net income reported in future periods.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Income Taxes. Holdings effective tax rate was a benefit of 53.2% for the three months ended September 30, 2007 and a provision of 39.8% for the three months ended September 30, 2006. Holdings effective tax rate was a benefit of 32.2% and a provision of 40.0% for the nine months ended September 30, 2007 and 2006, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate. The nine months ended September 30, 2007 also includes the loss on extinguishment of debt incurred by Holdings.

Net Income (Loss). Holdings’ incremental net loss for the three months ended September 30, 2007 and 2006 was $6.6 million and $3.9 million, respectively. The current three month period includes higher interest expense due to the increased $175.0 million in borrowings. For the nine months ended September 30, 2007 and 2006, Holdings’ incremental net loss was $26.9 million and $11.6 million, respectively. The difference compared with the prior year is primarily due to the loss on debt extinguishment related to the refinancing of Holdings’ Notes referred to previously.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of September 30, 2007 (in thousands).

	Holdings	US Oncology
Current assets	$727,439	$717,672
Current liabilities	493,581	503,039

Net working capital	$233,858	$214,633

Long-term indebtedness	$1,487,463	$1,062,463

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is a subsidiary of the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes, and changes in balances due between Holdings and US Oncology related mainly to tax payments and receipts being processed through US Oncology. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

The following table summarizes the statement of cash flows of Holdings and US Oncology for the nine months ended September 30, 2007 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$90,432	$123,382
Net cash used in investing activities	(74,576)	(74,576)
Net cash used in financing activities	(199,966)	(233,422)

Net decrease in cash and equivalents	(184,110)	(184,616)
Cash and equivalents:
December 31, 2006	281,768	281,766

September 30, 2007	$97,658	$97,150

Cash Flows from Operating Activities

During the nine months ended September 30, 2007, we generated $90.4 million in cash flow from operations compared to cash used in operations of $36.6 million during the nine months ended September 30, 2006. The cash inflow in 2007 was due to increased receivable collections during the current year partially offset by higher interest payments. The use of cash in 2006 reflects working capital investments for inventory and accounts payable made for the Company’s distribution initiative in the first six months of 2006 which was offset by collections of discounts (chargebacks) related to our distribution center during the three months ended September 30, 2006 which had accumulated in accounts payable during the early operations of that business.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $33.0 million. The difference relates to dividends paid during the nine months ended September 30, 2007 by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings. During the nine months ended September 30, 2007, there were also changes in the balances due between Holdings and US Oncology for income taxes.

Cash Flows from Investing Activities

During the nine months ended September 30, 2007, we used $74.6 million for investing activities. The investments consisted primarily of $70.3 million in capital expenditures, including $32.9 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $36.1 million. Also during the nine months ended September 30, 2007, we funded a $4.7 million investment in a joint venture in which an affiliated practice and a hospital will provide radiation therapy services. Additionally, the Company has committed to pay $3.0 million in consideration that will be paid for a new affiliation when it becomes effective during the first quarter of 2008.

During the nine months ended September 30, 2006, we used $93.9 million for investing activities. The investments consisted primarily of $57.9 million in capital expenditures, including $24.3 million relating to the development and construction of cancer centers. Also during the same period, we paid $31.4 million, net of cash acquired, for the acquisition of AccessMed in July, 2006.

Cash Flows from Financing Activities

During the nine months ended September 30, 2007, $200.0 million was used in financing activities which primarily relates to a $425.0 million floating rate PIK toggle note offering (“the Notes”) by Holdings completed in March, 2007 the proceeds of which were used to repay the $250.0 million floating rate notes (“Holdings Notes”) and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. In addition, proceeds received in December 2006 from a private placement of preferred and common stock, along with cash on hand, were used to pay a $190.0 million dividend in January 2007, to shareholders of record immediately prior to the offering. Cash flow used by US Oncology for financing activities also includes distributions of $34.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes.

During the nine months ended September, 30, 2006, $93.1 million was provided from financing activities which primarily relates to term loan proceeds of $100.0 million received in July, 2006, partially offset by principal repayments for outstanding indebtedness. Cash flow used by US Oncology for financing activities also includes distributions of $23.7 million to its parent company to finance the payment of interest obligations on the Holdings Notes.

The payment of interest on the Holdings Notes and the new Notes is financed through receipt of periodic dividends from US Oncology to Holdings. During the nine months ended September 30, 2007, US Oncology paid $34.9 million to its parent for the payment of interest on Holdings Notes and the new Notes. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available.

Amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $12.9 million as of September 30, 2007. Due to the uncertainty regarding the impact of reduced Medicare reimbursement for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. The Company expects that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes, which is an alternative available under the terms of the Notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), minority interest, and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of September 30, 2007, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.25:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.00:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

The EBITDA of US Oncology Holdings, Inc., with the exception of nominal incremental expenses and a $12.9 million loss on extinguishment of debt in the nine months ended September 30, 2007, is substantially identical to the EBITDA of US Oncology, Inc. The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by or used in operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(4,194)	$6,718	$2,401	$10,597
Interest expense, net	34,414	30,369	23,349	24,229
Income tax (benefit) provision	(4,760)	4,436	55	6,731
Depreciation and amortization	23,239	20,165	23,239	20,165
Amortization of stock compensation	16	262	16	262
Minority interest expense	539	593	539	593
Other (income) expense	312	—	—	—

EBITDA	49,566	62,543	49,599	62,577
Impairment and restructuring charges	960	—	960	—
Changes in assets and liabilities	(14,788)	15,856	(10,335)	23,717
Deferred income taxes	(10,017)	502	(325)	594
Interest expense, net	(34,414)	(30,369)	(23,349)	(24,229)
Income tax benefit (provision)	4,760	(4,436)	(55)	(6,731)

Net cash provided by operating activities	$(3,933)	$44,096	$16,495	$55,928

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(20,144)	$22,905	$6,884	$34,484
Interest expense, net	100,583	87,541	71,194	69,380
Income tax (benefit) provision	(9,577)	15,272	6,131	22,047
Depreciation and amortization	65,875	61,674	65,875	61,674
Amortization of stock compensation	477	1,403	477	1,403
Minority interest expense	1,876	1,728	1,876	1,728
Other (income) expense	312	—	—	—

EBITDA	139,402	190,523	152,437	190,716

Impairment and restructuring charges	8,355	—	8,355	—
Loss on early extinguishment of debt	12,917	—	—	—
Changes in assets and liabilities	31,754	(127,328)	41,010	(115,273)
Deferred income taxes	(10,990)	3,008	(1,095)	3,103
Interest expense, net	(100,583)	(87,541)	(71,194)	(69,380)
Income tax benefit (provision)	9,577	(15,272)	(6,131)	(22,047)

Net cash provided by (used in) operating activities	$90,432	$(36,610)	$123,382	$(12,881)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$379,970	$—	$547,545	$—	$—	$(439,498)	$488,017
Service revenues	134,097	89,125	20,698	11,877	—	—	255,797

Total revenues	514,067	89,125	568,243	11,877	—	(439,498)	743,814

Operating expenses	(498,513)	(66,175)	(546,649)	(12,676)	(31,995)	439,498	(716,510)
Impairment and restructuring charges	(652)	—	—	—	(308)	—	(960)

Income (loss) from operations	14,902	22,950	21,594	(799)	(32,303)	—	26,344

Add back:
Depreciation and amortization	—	10,004	1,274	142	11,819	—	23,239
Amortization of stock- based compensation	—	—	—	—	16	—	16

EBITDA	$14,902	$32,954	$22,868	$(657)	$(20,468)	$—	$49,599

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

EBITDA	$14,902	$32,954	$22,868	$(657)	$(20,501)	$—	$49,566

	Three Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$376,978	$—	$502,097	$—	$—	$(420,213)	$458,862
Service revenues	134,550	82,448	6,828	15,950	—	—	239,776

Total revenues	511,528	82,448	508,925	15,950	—	(420,213)	698,638

Operating expenses	(480,088)	(62,638)	(489,502)	(16,556)	(27,917)	420,213	(656,488)

Income (loss) from operations	31,440	19,810	19,423	(606)	(27,917)	—	42,150
Add back:
Depreciation and amortization	—	9,388	1,014	216	9,547	—	20,165
Amortization of stock- based compensation	—	—	—	—	262	—	262

EBITDA	$31,440	$29,198	$20,437	$(390)	$(18,108)	$—	$62,577

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(34)	$—	$(34)

EBITDA	$31,440	$29,198	$20,437	$(390)	$(18,142)	$—	$62,543

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,147,596	$—	$1,626,975	$—	$—	$(1,314,379)	$1,460,192
Service revenues	411,144	262,814	56,135	38,923	—	—	769,016

Total revenues	1,558,740	262,814	1,683,110	38,923	—	(1,314,379)	2,229,208

Operating expenses	(1,498,417)	(195,198)	(1,620,311)	(39,393)	(95,828)	1,314,379	(2,134,768)
Impairment and restructuring charges	(652)	(3,070)	—	—	(4,633)	—	(8,355)

Income (loss) from operations	59,671	64,546	62,799	(470)	(100,461)	—	86,085

Add back:
Depreciation and amortization	—	29,328	3,913	443	32,191	—	65,875
Amortization of stock- based compensation	—	—	—	—	477	—	477

EBITDA	$59,671	$93,874	$66,712	$(27)	$(67,793)	$—	$152,437

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(118)	$—	$(118)
Loss on extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$59,671	$93,874	$66,712	$(27)	$(80,828)	$—	$139,402

	Nine Months Ended September 30, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,138,949	$—	$1,445,635	$—	$—	$(1,224,627)	$1,359,957
Service revenues	417,006	242,055	30,034	40,747	—	—	729,842

Total revenues	1,555,955	242,055	1,475,669	40,747	—	(1,224,627)	2,089,799

Operating expenses	(1,456,734)	(183,703)	(1,416,111)	(41,139)	(89,100)	1,224,627	(1,962,160)

Income (loss) from operations	99,221	58,352	59,558	(392)	(89,100)	—	127,639

Add back:
Depreciation and amortization	—	28,699	2,711	663	29,601	—	61,674
Amortization of stock- based compensation	—	—	—	—	1,403	—	1,403

EBITDA	$99,221	$87,051	$62,269	$271	$(58,096)	$—	$190,716

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(193)	$—	$(193)

EBITDA	$99,221	$87,051	$62,269	$271	$(58,289)	$—	$190,523

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

Below is a discussion of EBITDA generated by our three primary operating segments. Please refer to “Results of Operations” for a discussion of our consolidated results presented in accordance with generally accepted accounting principles.

Medical Oncology Services. Medical Oncology Services EBITDA for the three months ended September 30, 2007 decreased $16.5 million, or 52.6 percent, compared to the three months ended September 30, 2006. The EBITDA decrease is primarily due to reduced utilization of supportive care ESA drugs and the management fee revisions discussed previously (see “Results of Operations—Revenue—Medical Oncology Services”). In addition, the three months ended September 30, 2007 included a $0.7 million impairment charge recorded in the medical oncology services segment (see “Results of Operations - Impairment and Restructuring Charges”).

During the nine months ended September 30, 2007, EBITDA decreased $39.6 million, or 39.9 percent, compared to the nine months ended September 30, 2006. In addition to the reasons discussed in the quarterly comparison, the year-to-date comparison was also impacted by the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007 and financial support provided to two affiliated practices experiencing operational challenges. These reductions were partially offset by lower drug costs resulting from the renegotiation of certain manufacturer discounts and rebates.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended September 30, 2007 was $32.9 million, representing an increase of 12.7 percent over the three months ended September 30, 2006. This increase reflects a 2.7 percent increase in radiation treatments and diagnostic radiology procedures over the same period in the prior year which were partially offset by the reduced Medicare reimbursement for diagnostic radiology services effective January 1, 2007. EBITDA increased at a rate greater than treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy.

During the nine months ended September 30, 2007, EBITDA increased $6.8 million, or 7.8 percent, for the reasons discussed in the quarterly comparison which was partially offset by $3.1 million in impairment and restructuring charges recorded during the three months ended March 31, 2007 (see “Results of Operations—Impairment and Restructuring Charges”).

Pharmaceutical Services. Pharmaceutical services EBITDA was $22.9 million for the three months ended September 30, 2007, an increase of $2.5 million, or 12.3 percent, over the three months ended September 30, 2006, which is consistent with the revenue increase driven by the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements which more than offset the impact of reduced ESA utilization and increased earnings from services provided to manufacturers.

During the nine months ended September 30, 2007, pharmaceutical services EBITDA was $66.7 million, an increase of $4.4 million, or 7.1 percent. The EBITDA increase is primarily due to the increase in affiliated physicians and the fact that our distribution center operations did not achieve normal operating levels until the second quarter of 2006. This was partially offset by the impact of reduced ESA utilization and a $1.7 million reserve during the three months ended June 30, 2007 for possible credit losses under OPS agreements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•

Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations. In July, 2007, we contributed $9.7 million toward investments in two joint ventures.

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

For all of 2007, we anticipate spending $90 to $100 million for the development of cancer centers, purchase of clinical equipment and investments in information systems.

As of November 5, 2007, we had cash and cash equivalents of $164.3 million. Also as of November 5, 2007, we had $135.7 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $24.3 million. However, our access to the availability under the revolving credit facility would be limited to an amount ($41.5 million at September 30, 2007) that would allow us to remain in compliance with the maximum leverage ratio under our senior secured credit facility. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

Indebtedness

We have a significant amount of indebtedness. As of December 31, 2006 we had aggregate indebtedness of approximately $1.3 billion. As of September 30, 2007, due to the refinancing of Holdings’ floating rate notes in March, 2007, as discussed previously, our aggregate indebtedness increased to $1.5 billion. Of this amount, $1,072.0 million (including current maturities of $9.6 million) represents obligations of US Oncology, Inc., and $425.0 million represents an obligation of Holdings.

ESA Reimbursement

The national coverage decision related to ESAs that was released by CMS on July 30, 2007 has resulted in a material reduction in coverage for these drugs, which has also adversely impacted our revenues, net income, cash flow and EBITDA. See “Risk Factors – Risks Related to our Industry” and “Reimbursement Matters – Pharmaceutical Reimbursement under Medicare” for more detail regarding the NCD.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The Company’s Senior Secured Credit Facility (the “Facility”) includes covenants that are assessed quarterly, based on the prior four quarters’ EBITDA (as defined by the Facility), and become more restrictive over time. Although we are in compliance with all financial covenants as of September 30, 2007, the ESA matter may have an impact on our ability to maintain compliance in future periods. Based upon its current estimates, the Company believes it can satisfy its debt service obligations and maintain compliance with these restrictive covenants through September 30, 2008, but will be seeking an amendment to the Facility during the fourth quarter of 2007. There can be no assurance that such amendment can be obtained on terms acceptable to the Company. Absent such an amendment, maintaining compliance through September 30, 2008 would require substantial optional prepayments of indebtedness and reductions to discretionary spending and cannot be assured. In the event the Company makes optional prepayments of its indebtedness, its ability to invest in future growth could be limited. An uncured covenant violation under the Facility would constitute a default which could lead to acceleration of indebtedness under the Facility as well as the Company’s other indebtedness.

US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2007, US Oncology has the ability to make $12.9 million in restricted payments, which amount increases based upon 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 5 – Indebtedness). However, pursuant to the terms of those notes, the PIK interest election is only available to the Company for the semi-annual interest payments due after September 15, 2007. The interest installment due September 15, 2007 was paid in cash. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. The Company expects that there will be a sufficient restricted payments allowance available to service cash interest on 50% of the outstanding Notes which is an alternative available under the terms of the Notes.

We believe the release of the NCD on July 30, 2007 was an event which triggered the need for the us to assess the recoverability of our management services agreement intangibles, with a carrying value of $232.0 million at September 30, 2007 and goodwill related to the medical oncology services and pharmaceutical services segments with carrying values of $408.9 million and $156.9 million, respectively at September 30, 2007. We performed an assessment of the recoverability of these assets during the three months ended September 30, 2007 and no impairment charge was taken as a result. As the impact of the NCD evolves, additional assessments may be necessary in subsequent quarters.

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

U.S. Department of Justice Subpoena

During the three months ended December 31, 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and are cooperating fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us. During the three months ended September 30, 2007, the Company was notified of several alleged breach of contract claims by an affiliated practice (with net assets amounting to $12.7 million as of September 30, 2007). The Company is currently reviewing these claims and working with the practice to resolve the disputes. The Company anticipates that these disputes may take several months to resolve and therefore the ultimate outcome of this matter is uncertain.

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in mid-2008. Because of the need for extra proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At September 30, 2007, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other assets at September 30, 2007. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Assessing our financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

Delays during the three months ended March 31, 2007 in pursuing those strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No such impairment charges were recorded in the remaining nine months ended September 30, 2007. Discussions with a third party regarding the terms of an agreement resumed in the second quarter, although definitive terms have not been reached. While the Company believes the parties have agreed to the general terms of a venture, there are factors that could impact the final terms, including the outcome of the appeal, the recruitment of additional oncologists and the content of definitive documents.

At September 30, 2007, our Consolidated Balance Sheet included net assets in the amount of $2.5 million related to this practice, which includes primarily working capital in the amount of $1.7 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, was not previously recorded on our balance sheet. At September 30, 2007, the lease had a remaining term of 19 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease has not been accrued as we have not exhausted our strategic alternatives or legal appeals that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

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

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice today; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

A condensed financial summary of ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$32.7	$40.1	$115.5	$116.2
Less: Operating Costs	(19.9)	(27.5)	(67.9)	(79.8)

Income from Operations	$12.8	$12.6	$47.6	$36.4

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to usage by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

As we have previously disclosed in our filing on Form 8-K dated May 18, 2007, the impact of the NCD to US Oncology will be significantly in excess of the $8 million to $10 million reduction in pretax income for the year ended December 31, 2007 that we initially disclosed as the estimated impact of the ESA guidelines issued during the three months ended March 31, 2007 relating solely to the FDA warning relating to anemia of cancer. Because the NCD relates to specific clinical determinations in connection with administration of ESAs and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the financial impact. Factors that could significantly affect the financial impact on the Company include clinical interpretations of the NCD made by our affiliated physicians, including the application of the coverage decision to non-Medicare patients, and whether managed care and other non-governmental payers adopt reimbursement limitations similar to those in the NCD. The NCD is expected to result in a significant decline in the use of ESAs by oncologists, including those affiliated with the Company. A significant decline in ESA usage, will have a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. As compared to the three months ended June 30, 2007, operating income from ESAs declined approximately $3.5 million during the three months ended September 30, 2007. As the NCD was effective July 31, 2007, the impact of reduced ESA utilization was not fully reflected in the third quarter results. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and increase pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers because existing purchasing agreements include pricing adjustments based upon specified purchase volumes as well as market share. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

The Company’s Senior Secured Credit Facility (the “Facility”) includes covenants that are assessed quarterly, based on the prior four quarters’ EBITDA (as defined by the Facility), and become more restrictive over time. Although we are in compliance with all financial covenants as of September 30, 2007, the ESA matter may have an impact on our ability to maintain compliance in future periods. Based upon its current estimates, the Company believes it can satisfy its debt service obligations and maintain compliance with these restrictive covenants through September 30, 2008, but will be seeking an amendment to the Facility during the fourth quarter of 2007. There can be no assurance that such amendment can be obtained on terms acceptable to the Company. Absent such an amendment, maintaining compliance through September 30, 2008 would require substantial optional prepayments of indebtedness and reductions to discretionary spending and cannot be assured. In the event the Company makes optional prepayments of its indebtedness, its ability to invest in future growth could be limited. An uncured covenant violation under the Facility would constitute a default which could lead to acceleration of indebtedness under the Facility as well as the Company’s other indebtedness.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2007 US Oncology has the ability to make $12.9 million in restricted payments, which amount increases based upon 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 5 – Indebtedness). However, pursuant to the terms of those notes, the PIK interest election is only available to the Company for the semi-annual interest payments due after September 15, 2007. The interest installment due on September 15, 2007 was paid in cash and we elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes.

The Company believes the release of the NCD on July 30, 2007 was an event which triggered the need for the Company to assess the recoverability of its management services agreement intangibles, with a carrying value of $232.0 million at September 30, 2007 and goodwill related to the medical oncology services and pharmaceutical services segments with carrying values of $408.9 million and $156.9 million, respectively at September 30, 2007. The Company performed an assessment of the recoverability of these assets during the third quarter of 2007 and no impairment charge was taken as a result. As the impact of the NCD evolves, additional assessments may be necessary in subsequent quarters.

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: November 9, 2007:	By:	/s/ Richard P. McCook
Richard P. McCook,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

Date: November 9, 2007:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(principal accounting officer)