Form 10-K
period 2007-12-31
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2008-02-29
CIK 1333191, 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file numbers: 333-144492 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0222104

Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300, Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 601-8766

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of February 25, 2008, 148,105,380 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

This Form 10-K is a combined annual report being filed separately by two registrants: US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

PART I

As used in this report, unless the context otherwise requires, the terms, “Holdings,” the “Company,” “we,” “our” and “us” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. The term US Oncology refers to our wholly owned subsidiary through which all our operations are conducted.

Introduction

The Company was formed on March 20, 2004, when US Oncology Holdings, Inc. (which was formerly known as Oiler Holding Company) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated and US Oncology became a wholly owned subsidiary of Holdings. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide services to a network of affiliated practices, made up of 1,199 affiliated physicians in 461 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•

Medical Oncology Services. Under our comprehensive service arrangements, we act as the exclusive manager and administrator for non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing approximately $2 billion of pharmaceuticals through a network of 44 licensed pharmacies, 163 pharmacists and 315 pharmacy technicians.

•

Cancer Center Services. For practices affiliated under comprehensive service arrangements, we develop and manage community-based cancer centers, that integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We currently operate 88 community-based radiation facilities, including 77 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. We also have installed and manage 34 Positron Emission Tomography (“PET”) systems including 21 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. Additionally, we currently operate 62 CT systems and also provide the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. Under our oncology pharmaceutical services (“OPS”) model we contract with practices solely for the purchase and management of specialty oncology pharmaceuticals, which does not encompass all of our other practice management services. OPS revenues, part of the $2 billion of pharmaceuticals mentioned above, are included in our pharmaceutical services segment. In addition to providing services to our affiliated physicians, in this segment we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. We facilitate a broad range of cancer research and development activities through our network, as part of our service offering to affiliated physicians. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2007, we supervised 68 clinical trials supported by a network of 527 participating physicians in 178 research locations.

We provide services to affiliated physicians through two economic models: a comprehensive services model, under which we provide all of the medical oncology and cancer center services above under a single contract with one fee, and our OPS model, under which medical oncology practices contract with the Company to purchase pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of our revenues, approximately 83.8% during 2007, are derived under the comprehensive services model.

This report is designed to provide an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 3, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•

Risk Factors, beginning on page 17, outline key risks and uncertainties that could materially affect our business and performance or the value of our securities. The reader should keep these risks in mind while reviewing this report.

•	Selected Financial Data beginning on page 37, presents a summary of our financial performance over the past five years and should be read in conjunction with the Consolidated Financial Statements.

•

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), beginning on page 40, is designed to provide the reader with a narrative explanation of our financial results. In that section we discuss material trends in our business and explain some of the underlying factors that influence our results. In MD&A, we also discuss our liquidity, capital resources and contractual obligations, as well as identify and explain accounting policies and judgments considered critical to our Consolidated Financial Statements.

•

The Consolidated Financial Statements, beginning on page 76, present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”).

•

The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes explain our accounting policies, as well as provide detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments as required by GAAP.

Forward Looking Statements

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to physician affiliations, cancer centers, new service offerings and changes in reimbursement; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

Item 1.	Business

We are a leading national cancer care services company. We support the cancer care community by providing medical oncology services, cancer center services, pharmaceutical services and cancer research services to physician practices that treat cancer patients. Our network of 1,199 affiliated physicians provides care to patients in 461 locations, including 77 integrated cancer centers managed by us with 44 licensed pharmacies, and 11 radiation-only facilities across 39 states. In providing our services, we operate 114 linear accelerators, 62 diagnostic CT units and 34 PET units, including 21 PET/CT units. We estimate that in 2007 our physicians affiliated with us under comprehensive service agreements provided care to over 590,000 patients, including approximately 250,000 new patients. Approximately 1.45 million new cancer cases were diagnosed in the United States in 2007.

We believe that our network of affiliated practices treats more cancer patients than any other for-profit cancer care network in the United States and our affiliated practices hold significant leadership positions within several regional markets across the nation. We have built a leading brand within the cancer care market by providing our affiliated physicians with community-based access to advanced cancer therapeutics, state-of-the-art facilities and technologies, and the largest integrated cancer research platform in the country. We are not a direct provider of medical services, but rather our affiliated practices offer comprehensive medical services to cancer patients by integrating the specialties of medical and gynecologic oncology, hematology, urology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

Our network’s community-based focus assists our affiliated physicians in locally providing the latest advances in therapies, research and technology to patients, often within a single outpatient setting. As a result, patients are often able to access high quality treatment with minimal unnecessary disruption to their daily lives. Our nationwide presence enables us to allow affiliated practices to implement best practices and share new discoveries with our affiliated practices. Furthermore, our network’s size affords competitive advantages in areas such as purchasing, recruiting, information systems, access to clinical research, and leading-edge technology.

Our Network

We provide a range of services to our network of affiliated practices, consisting of 1,199 affiliated physicians in 461 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee, and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase pharmaceutical services only. Most of our revenues, approximately 83.8% during 2007, are derived under the comprehensive services model.

Comprehensive Service Agreements

Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions. To help manage the business operations of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including information systems management and marketing.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2007, 83.5% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. Our other comprehensive service agreements are on a fixed management fee basis, as required in some states.

Oncology Pharmaceutical Services (“OPS”)

Under our OPS agreements, which represent 14.6% of revenue during the year ended December 31, 2007, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice.

Our Services

We conduct our operations through four segments: medical oncology services, cancer center services, pharmaceutical services and research/other services.

Our services enable our network of affiliated physician practices to offer a full continuum of care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, clinical laboratory services, diagnostic radiology, pharmacy services and patient education.

Practice Management Services. We provide management services to practices under comprehensive services agreements, including the practice management services described below, in both the medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. The practice management services we provide to affiliated practices under comprehensive services agreements are designed to encompass all non-clinical aspects of managing an oncology practice including:

•	Billing and Collection. We bill and collect patient receivables arising from the provision of medical care.

•	Financial Services. We provide cash management, capital financing, accounting, payroll and other services to practices.

•	Strategic Planning. We work with practices to establish budgets, determine goals, set strategic direction and assess the viability of capital projects or other initiatives.

•	Physician Recruiting. We assist in recruiting physicians.

•	Personnel Management and Benefits Administration. We hire and administer all non-clinical staff and administer benefits for physicians and employees.

•	Risk Management and Compliance. We provide insurance and risk management functions and assist in compliance activities.

•

Practice Quality and Efficiency Initiatives. We work with practices to refine business processes utilizing Lean Six Sigma techniques with the goal of improving the patient’s experience, while increasing practice efficiency. In addition, we provide management and advisory services related to clinical pharmacy, nursing, radiation physics, laboratory and radiology technical services, together with information technology and analytical services to support physician-directed initiatives targeted at improving patient outcomes.

•

Marketing Support. Practices are provided a wide array of marketing materials designed to increase referrals and new patients including market analysis reports, brand support, brochures, pamphlets and direct mail programs.

•

Electronic Medical Records. We provide an oncology-specific electronic medical record with customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency including accurate and complete charge capture.

•	Information Technology Services. We provide the practices with a network infrastructure to support all information technology applications.

•	Managed Care Contracting Support. We assist practices in negotiating and analyzing managed care contracts.

•	Public Policy, Government Relations and Patient Advocacy. We provide a voice in Washington D.C. for our affiliated practices and advocate on their behalf with state agencies and lawmakers.

Each of our segments is described below:

Medical Oncology Services

In addition to the practice management services described above, we provide pharmaceutical services to physicians that have affiliated under comprehensive service agreements.

Pharmaceutical Services.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide to medical oncologists is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of our significant size and the scale of our network, we generally are able to procure market-differentiated pricing on pharmaceuticals.

The majority of pharmaceuticals we purchase are administered to patients at the affiliated practices and are delivered to the affiliated practices and mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. Our network currently includes 44 licensed pharmacies (located primarily in our cancer centers), 163 pharmacists and 315 pharmacy technicians.

In addition, we provide comprehensive pharmaceutical services to our affiliated practices in an effort to further enhance cost-effectiveness, including:

•	Inventory Management. We track drug usage and waste and develop and implement network-wide protocols and systems designed to enhance drug safety and efficacy.

•	Admixture. At some locations, we coordinate comprehensive mixing services for oncology drugs.

•

Clinical Pharmacy Information Services. We provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost.

•

National Network Participation. We coordinate national meetings and discussions among our affiliated physicians regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians.

•

Retail Pharmacy. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Cancer Center Services

We offer cancer center services to affiliated practices under our comprehensive service agreements, which involves expansion of practice service offerings beyond medical oncology. In this segment, we manage 77 integrated, community-based cancer centers and 11 radiation-only facilities. We encourage medical oncology practices with sufficient market presence to diversify into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. We believe that this diversification enables practices to offer a broader range of services and greater convenience to their patients, and enhances practices’ financial position by mitigating their financial exposure to changes in pharmaceutical economics. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting issues, and through construction, development and operations. We believe a fully integrated, diversified practice is best able to offer patients high-quality, cost effective care in their local communities.

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

•

Technical Services. We facilitate a clinical team to define, monitor, and develop learning forums to deploy and maintain diagnostic and treatment technology in a center. In addition, we facilitate the effective integration of the diagnostic and treatment technologies to enhance workflow and patient care.

•

Technology Procurement. We acquire the diagnostic and treatment technology and furniture for the center, taking advantage of our scale to obtain favorable pricing. We coordinate installation of the equipment and ongoing maintenance and upgrades. We also provide technical expertise to design and install the integration of all technology.

•

Personnel. We recruit and support the clinical and administrative staff to operate and manage the center, including physicists, therapists, clerical staff, and practice managers. We have also established various online, web and telephonic training sessions regarding clinical, reimbursement and management topics. Several of these classes allow for continuing education credits from various professional associations.

•	Operations. We manage all day-to-day operations of the center, including all of the practice management services described above.

In some markets, because of particular competitive conditions, or as a result of certificate of need or similar regulations, we may determine that a joint venture with another local provider is the preferred approach to develop cancer center services. In such cases we facilitate negotiations and structure transactions among ourselves, our affiliated practice and another local healthcare provider, such as a hospital. As of December 31, 2007, we had 77 cancer centers, either outright or through joint ventures, of which we own 42 and lease 35. We own or lease all of the equipment located in each center.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate service offering to medical oncologists that have not executed comprehensive service agreements. These practices are contracted under our OPS model, which does not encompass all of our other services. Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers. Pharmaceutical services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply approximately 95% of the value of pharmaceuticals administered by our network of affiliated practices.

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July, 2006, we acquired a company that provides reimbursement hotline and patient assistance programs, located in Overland Park, Kansas. This acquisition expanded our services offered to pharmaceutical manufacturers and also allowed us to enhance the appeals and patient financial assistance processes for affiliated practices.

•

Oral Oncology Specialty Pharmacy. In August, 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

Cancer Research Services

We provide cancer research services to our affiliated practices. We provide a full range of services from study concept and design to regulatory approval. We believe that physicians value this service because it provides them with access to the latest treatments available in oncology. During the year ended December 31, 2007, our affiliated practice researchers enrolled 3,050 new patients in these studies. During 2007, we supervised 68 different clinical trials, supported by our network of 527 participating physicians.

Cancer research revenues are derived from pharmaceutical and biotechnology companies that pay us to manage and facilitate their clinical trials and to provide other research-related services. We pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial. Our cancer research program is designed to give community-based oncologists that are affiliated with us access to a broad range of the latest clinical trials. We view the research program as part of the comprehensive range of services we offer to physicians to enhance the quality of care they offer to their patients, rather than as a profit-making venture in its own right.

We manage our overall business according to the business lines described above. Accordingly, we include segment financial information in this report for each of these business segments.

Equipment

Diagnostic imaging technology is critical to effective cancer care. Throughout the course of a patient’s treatment, from initial staging to monitoring the response to a given treatment and providing precise feedback on its effectiveness, diagnostic imaging helps patients receive appropriate care. For these reasons, many of our affiliated practices seek to integrate the latest diagnostic technology into their practices.

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

Positron emission tomography (“PET”) is an imaging technique in which a radioactive substance, similar to glucose, is injected into a patient’s body. The radioactive substance can help in locating the tumor, because cancer cells use glucose more avidly than other tissues in the body. By showing metabolic changes in tissues and tumors, PET scans provide a vital tool in cancer management and treatment. Unlike X-rays, CTs, ultrasounds and MRIs, PET does not show body structure (anatomy). Instead, PET reveals the chemical function (metabolism) of an organ or tissue. This is an important tool in cancer treatment since often these metabolic changes precede structural changes in the body or development of tumors. Consequently, PET enables physicians, in many cases, to assess the state of the disease and recommend treatment options earlier and more accurately.

CT and PET modalities can be provided by a single scanner. A CT/PET image set allows a physician to not only see the anatomical information regarding a tumor captured by a CT scan, but also the metabolic activity disclosed by a PET scan. The merging (fusion) of the two image sets assists the physician in understanding the extent of the tumor and if the disease has migrated to other body parts, yielding a more accurate description of the tumor to use in targeting treatment. In addition, a PET scan taken with CT/PET is roughly 50% faster than a conventional PET scan, enhancing patient convenience and efficiency.

In addition to diagnostic imaging technologies, we bring the latest in radiation treatment technologies to our practices, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). IMRT allows radiation oncologists to more precisely target and regulate higher doses of radiation, which have a documented benefit while minimizing damage to surrounding healthy tissues. IMRT uses advanced computer technology to more precisely control the shape and intensity of a radiation beam than traditional 2D/3D radiation therapy. In some cases, IMRT allows a more aggressive radiation therapy approach to be used on certain tumors, such as those around the head, neck and spine, for which radiation treatment has increased risk.

The next generational step in radiation therapy is the bringing together of imaging and IMRT technologies. This emerging technique is called IGRT. This combination of technologies increases the confidence of the radiation oncologist to deliver a high intensity radiation beam to the target site. Since many organs move between treatments, and in some cases during treatment, the ability to see the target area prior to delivering the radiation enhances the benefit of the treatment and significantly reduces damage to surrounding tissue.

Competition

We operate in a highly competitive industry. We have existing competitors, as well as a number of potential new competitors, some of which may have greater name recognition, financial, technical, marketing and/or managerial resources than we do. Our competitors generally compete with us on price, in particular the ability to obtain pharmaceuticals at market-differentiated pricing. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, pharmacy benefit managers, insurance companies, HMOs or hospitals, they may have pricing advantages that are unavailable to us and other independent companies. In addition, we compete with not-for-profit hospitals and other organizations that may also have pricing and tax advantages not available to us.

Numerous competitors provide market research consulting, data compilation and analysis services in the health care and pharmaceutical area that compete with our services. The quality of our data, depth of our analytical expertise and focus on oncology, are the principal differentiators in these areas.

Pharmaceutical Management

The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Competitive drivers consist primarily of service and price. Some of our current and potential competitors include:

•	national wholesale distributors such as AmerisourceBergen and McKesson and their specialty pharmacy divisions, many of which have multiple service offerings to practices and manufacturers;

•	group purchasing organizations such as International Oncology Network (“ION”), Oncology Therapeutic Network (“OTN”) and Oncology Supply;

•	pharmacy benefit management companies, such as Accredo Health Incorporated, Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Incorporated and Gentiva Health Services, Inc.;

•	reimbursement services such as Lash Group and others;

•	data companies including both market research firms and companies who collect clinical data through an electronic medical record business;

•	pharmaceutical commercialization services;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	oncology education businesses;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers

Migration of outpatient radiation services to non-hospital locations is a growing trend but the sector is highly fragmented. We know of several other companies that are focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers offering primary care, urgent care, diagnostic imaging, minor surgery (known as ambulatory surgery centers or “ASCs”), and a range of other specialties including oncology. Outpatient care providers compete based on services offered and the availability and price of new technologies. Although fragmented and predominantly locally focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices that finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates, LLC and Radiation Therapy Services, Inc. (for diagnostic imaging and radiation therapy) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

Research Services

With respect to research activities, we compete with contract research organizations, other research networks and academic institutions. The contract research industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations that may have access to greater financial resources. Research networks and academic centers may also have other sources of funding research efforts, such as grants and foundation support and, therefore may have greater ability to offer lower a price for services than US Oncology.

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

Strategy and Development

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering services to physicians that enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower the cost infrastructure of our affiliated practices, while enabling them to continue to deliver quality patient care.

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, have diversified beyond medical oncology and have efficient operating processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce healthcare costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community setting.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2008 will be to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their local market position and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (“PQE”) initiative is being led by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients. The network’s evidence-based medicine initiative and oncology-specific electronic medical records system continue to experience strong adoption among physicians and practices.

•

Introduce Integrated Care Management programs for patients and payers. During 2007, in parallel with the PQE initiative referenced above, the Company initiated a program designed to provide a comprehensive array of patient support services to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients.

•

Expand our national billing and collection service, Oncology Reimbursement Solutions (“ORS”), which was launched in the fourth quarter of 2007. ORS is designed to better support practices affiliated with us under comprehensive service arrangements and as an additional service offering for affiliated practices under the OPS model and practices that are not part of our network. ORS integrates our patient and third party reimbursement expertise with our AccessMed service, which assists patients without coverage in finding alternative reimbursement, with the aim of expediting the billing and collection effort, and improving revenue cycle management.

•

Expand our Market Focus Business. Through its Market Focus division, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

•

Further leverage our pharmaceutical distribution operations. During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. We believe that by controlling the distribution channel for pharmaceuticals from manufacturer to patient, we are able to enhance efficiency within our network, and better ensure the safety and authenticity of drugs used by our practices.

•

Expand oncology pharmaceutical services. The distribution center also provides a platform to further expand our services related to oncology pharmaceuticals. For example, our oral oncology specialty pharmacy and mail order business launched in August, 2006 allows us to respond to market needs and provide additional value, including patient compliance programs and medication therapy management solutions.

Another key and ongoing initiative is expanding our network. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. Entering new markets grows our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Employees

As of December 31, 2007, we directly employed approximately 4,400 people and our affiliated practices managed under comprehensive service agreements employed approximately 4,600 people (excluding affiliated physicians.) Under the terms of the comprehensive service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. None of our employees, including employees of any affiliated practice, is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We have registered the service mark “US Oncology”, “Oncology Rx”, and “Oncology Rx Care Advantage” with the United States Patent and Trademark Office. Other than the use of such marks, however, our business generally is not dependent upon any intellectual property and as a result, we do not rely on patents or licensed technology in operating our business.

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

We maintain all other traditional insurance coverages on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Government Regulation

General

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of healthcare providers and related companies are increasing.

There are currently numerous federal and state initiatives relating to the provision of healthcare services, the legal structure under which those services are provided, access to healthcare, disclosure of healthcare information, costs of healthcare and the manner in which healthcare providers are reimbursed for their services. Federal enforcement and regulatory agencies are focusing on, among other issues, physician coding, pharmaceutical relationships, hospital-physician joint ventures, credit balances, clinical research and group purchasing organization activities, which may result in government actions that could negatively impact our operations. It is not possible to predict whether any such initiatives will result in new or different rules or regulations or other actions or what their form, effective dates or impact on us will be.

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

Privacy Security and Transaction Code Sets Regulations; Privacy Laws

United States Department of Health and Human Services (“HHS”) has issued regulations implementing the Administrative Simplification Provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets and National Provider Identifiers (NPIs) for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, physicians, pharmacies, group health plans and certain other healthcare providers) significant restrictions on the use and disclosure of individually identifiable health information. With the exception of the operation of certain pharmacies, most of our activities do not involve the provision of healthcare services and therefore do not subject us directly to the HIPAA privacy regulations. However, we act as a business associate of our affiliated physicians, and have therefore entered into agreements requiring us to meet certain requirements of the HIPAA privacy rule applicable to business associate arrangements. The HIPAA security regulations impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The HIPAA regulations establishing electronic transaction and code set standards require that all healthcare providers use standard transactions and code sets when electronically submitting or receiving individually identifiable health information in connection with certain healthcare transactions. As a result of these HIPAA regulations, we have taken actions to ensure that information that is subject to the regulations and maintained on our computer networks is in compliance with applicable regulatory requirements. We believe that we are substantially in compliance with the HIPAA electronic transaction and code set standards and are capable of delivering HIPAA standard transactions electronically on behalf of ourselves and our affiliated physicians. We have provided guidance to our affiliated physicians regarding the NPI application and implementation processes and are monitoring progress towards the computer system upgrades and payer/clearinghouse testing necessary to implement NPIs in electronic HIPAA standard transactions on behalf of ourselves and our affiliated physicians. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of individually identifiable health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws by us or our affiliated physicians could adversely affect our business. Unforeseen difficulties resulting in a failure by us or our affiliated physicians to timely implement HIPAA NPI requirements could delay the receipt of healthcare claims payments and could adversely affect our business. In addition, our failure to meet our business associate contractual obligations with our affiliated physicians could result in enforcement actions by regulatory authorities against our affiliated physicians or us. The impact of such regulatory enforcement actions or contractual terminations could adversely affect our business. In addition to privacy requirements under HIPAA, our affiliated practices and we, in our role as business manager, are subject to numerous other state and Federal laws relating to privacy and appropriate handling of confidential information. Our affiliated practices routinely collect personal and financial information about patients. We use and transmit such information in connection with obtaining reimbursement, billing and other activities. In the event of an inappropriate use or disclosure of such information, including an inadvertent one or one caused by a third party, we and our practices could be subject to disclosure obligations or other liability. Such obligations and liability can arise if it is determined that we or our affiliated practices failed to maintain adequate security for data, even if the actual disclosure or use was not by us. Although the Company maintains systems, policies and procedures designed to prevent inappropriate access, use or disclosure, we cannot assure you that these systems, policies and procedures will be totally effective, particularly in cases of deliberate wrongdoing by a third party.

Fee-Splitting; Corporate Practice of Medicine and Pharmacy

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine, in certain instances from splitting fees with physicians and from employing physicians to practice medicine. In certain jurisdictions, we are required by such laws to modify our standard contractual arrangements to comply with corporate practice of medicine and fee-splitting laws. In addition, many states have similar laws with respect to the practice of pharmacy. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that upon review some of our activities would not be found to be in violation of such laws, possibly placing us in a position of being unable to enforce the payment terms of our management contracts. There can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure if we commence business in those states.

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

HIPAA created violations for fraudulent activity applicable to both public and private healthcare benefit programs and prohibits inducements to Medicare and Medicaid eligible patients.

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

Several states have adopted similar laws that cover patients in both private and government programs. Because of the breadth of the Anti-Kickback Laws and the government’s active enforcement thereof, there can be no assurance that future interpretations of such laws will not require modification of our existing relationships with practices. Complying with those laws, especially as they change from time to time, could be costly for us and could limit the manner in which we implement our business strategies.

In situations where we operate a licensed pharmacy, we are a provider. Although we believe our offerings under that service comply with law, there is a risk that our status as a provider could bring greater scrutiny to those arrangements.

Prohibitions of Certain Referrals

The Stark Law prohibits physician referrals of Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician or his or her immediate family members have a “financial relationship”, unless the arrangement complies with an exception to the statute or implementing regulations. Laboratory services, radiation therapy services and supplies, certain diagnostic services and outpatient prescription drugs are among the eleven designated health services to which the Stark Law applies. On September 5, 2007, the Centers for Medicare & Medicaid Services issued the third phase of its final regulations addressing physician self-referrals, which became effective December 4, 2007. These regulations and the previously issued first and second phases of the final regulations provide guidance as to the applicability of the Stark Law to certain arrangements that may be relevant to the operations of our affiliated physicians, including, among others, referrals by physicians for ancillary services in the context of the operation of a group practice and referrals by physicians for designated health services under certain employment and personal services arrangements. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and possible exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The Stark Law and its implementing regulations apply directly to physicians and organizations to which they refer. With the exception of our pharmacy operations, the Stark Law does not apply directly to us under the comprehensive services model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices. In addition, to the extent that an affiliated physician practice were deemed to be in violation of the Stark Law, the failure to comply with the Stark Law could adversely impact the operations of such practice.

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

Reimbursement Requirements

In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average-sales-price-based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’ failure to comply with these requirements could negatively affect our results of operations.

Pharmaceutical Distribution Operations

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. In addition, several states are implementing requirements that distributors verify and maintain standards as to the pedigree of drug shipped and are moving towards electronic (ePedigree) requirements in this area. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

Enforcement Environment

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. See “Legal Proceedings.” Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by government payers. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices’ compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

We and our affiliated physicians are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third party payers that contain false or fraudulent information. See “Legal Proceedings.” The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions (including treble damages), resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the federal False Claims Act. Criminal provisions that are similar to the federal False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined. Some states also have enacted statutes similar to the federal False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Compliance

We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable laws and regulations. We regularly monitor developments in healthcare law and modify our agreements and operations as changes in the business and regulatory environments require. In addition to internal review, we engage an independent compliance consulting firm to conduct periodic reviews of our program. While we believe we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Item 1A.	Risk Factors

You should carefully consider the risks described below. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In general, because our revenues depend upon earnings of our affiliated practices, any risks that harm the economic performance of the affiliated practices will, in turn, harm us.

Risks Relating to Our Industry

Continued efforts by commercial payers to reduce reimbursement levels, change reimbursement methodologies or control the way in which services are provided could adversely affect us.

Commercial payers continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payers. There is a risk that commercial payers will seek reductions in pharmaceutical reimbursement similar to those included in the recent CMS decisions and federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payers are trying to implement Mandatory Vendor Imposition (“MVI”) programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payers have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, the United States Department of Health and Human Services (“HHS”) was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payers may follow. Commercial payers are also attempting to reduce reimbursement for other services, such as diagnostic imaging tests, by requiring that such tests be performed by specific providers within a given market or otherwise limiting the circumstances under which they will provide reimbursement for those services. In the event that payers succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement may continue to adversely affect our results of operations.

Government organizations, such as Medicare and Medicaid (“Centers for Medicare and Medicaid Services” or “CMS”), are the largest payers for our collective group of affiliated practices. As such, changes in Medicare reimbursement practices have been initiated over the past several years, and which are continuing into 2008, may adversely affect our results of operations. Several changes which have and may continue to adversely affect the company include:

•

Change in Medicare reimbursement methodology based on average wholesale price (“AWP”) to average sales price (“ASP”) for oncology pharmaceuticals administered in physicians’ offices effective January 1, 2005 and its potential impact on differential pricing offered on pharmaceuticals;

•

Elimination of payments for data submission under the Medicare Demonstration Project under which physicians were reimbursed during 2005 and 2006 for providing certain data relating to quality of care for cancer patients;

•	Implementation of the Competitive Acquisition Program (“CAP”) which began August 1, 2006 should any affiliated practices elect to participate in this program;

•	CMS changes to the Practice Expense (“PE”) Methodology for non-drug services reimbursement to be phased in from 2007 to 2010;

•

Capping of Medicare imaging reimbursement at the lower or Hospital Outpatient Prospective Payment System (“HOPPS”) rates or Physician Fee Schedule (“PFS”) National Payment Amounts under the Deficit Reduction Act (“DRA”)

•

A National Coverage Determination (“NCD”) issued by the CMS on July 30, 2007 eliminating coverage of erythropoiesis-stimulating agents (“ESAs”) for patients with certain types of cancer or receiving certain types of drug therapy, and limiting coverage of ESAs in certain other circumstances, which is discussed in greater detail below.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine or by moving to a hospital setting or they may cease charging for drugs administered in the office by choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing national budget deficit, aging population and recently enacted prescription drug benefit will mean that pressure to reduce healthcare costs, and drug costs in particular, will continue to intensify. For a more complete description of the Medicare reimbursement changes and their impact to the company, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement Matters.”

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

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA advisory referred to above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice today; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) is scheduled to meet on March 13, 2008, to further consider the use of ESAs in oncology. It is possible that determinations by ODAC at this meeting may result in further changes to ESA labeling. It is also possible that the ODAC determinations will result in a recommendation for further restrictions either of the labeled indications for ESA use or the complete elimination of the oncology indication in the ESA label.

A condensed financial summary of our revenue and operating income attributable to ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Revenue	$27.4	$40.8	$140.9	$157.1
Less: Operating Costs	(16.7)	(28.0)	(82.9)	(107.9)

Income from Operations	$10.7	$12.8	$58.0	$49.2

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

Because the NCD relates to specific clinical determinations in connection with administration of ESAs and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of the NCD made by our affiliated physicians, including the application of the coverage decision to non-Medicare patients, and whether managed care and other non-governmental payers adopt reimbursement limitations similar to those in the NCD. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments, and we cannot assure you that a further decline will not occur. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and lead to increased pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals and adversely affect us.

Continued review of pharmaceutical companies by government payers could result in lowered reimbursement for pharmaceuticals, which could harm us. Recent federal legislation mentioned above may reduce governmental scrutiny of AWP, which has been a focus of several investigations by government agencies, since Medicare reimbursement is no longer based on AWP. However, many state Medicaid programs continue to reimburse for drugs on an AWP-based model. Moreover, existing and prior lawsuits and investigations have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Corporate integrity agreements subject a healthcare provider, including pharmaceutical manufacturers, to burdensome and costly monitoring and reporting requirements to the Office of Inspector General of the HHS. Additionally, many of the concerns of government agencies will continue to apply under any reimbursement model. Because our network is a significant purchaser of pharmaceuticals, the other services we provide to, and relationships we have with pharmaceutical manufacturers, could be subject to scrutiny to the extent they are not viewed as bona fide arms length relationships or are inappropriately linked to pharmaceutical purchasing. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage by the media, some pharmaceutical manufacturers could alter pricing or marketing strategies that increase the cost of pharmaceuticals to oncologists, which in turn could adversely affect us. Finally, because our network of affiliated practices participates in a group purchasing organization that is a significant purchaser of pharmaceuticals paid for by government programs, we or our network of affiliated practices have become involved in these investigations or lawsuits, and are the target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

The new reimbursement methodology under Medicare could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. Starting January 1, 2005, Medicare began reimbursing for oncology pharmaceuticals based on 106% of the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for drugs administered in all physician offices. This may make pharmaceutical companies more reluctant to offer market-differentiated pricing to us or may cause them to reduce the degree of such differentiation. We believe that these trends are already present in the marketplace. In addition, the reimbursement method may have other, unanticipated effects on pricing of pharmaceuticals. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract and retain new customers and could adversely affect our business and results of operations.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws;

•	federal and state self-referral and financial inducement laws, including the federal Ethics in Patient Referrals Act of 1989 (the “Stark Law”);

•	federal and state false claims laws;

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee splitting;

•	federal and state laws regarding pharmacy regulations;

•	federal and state laws regarding pharmaceutical distribution; and

•	federal and state laws and regulations applicable to the privacy and security of health information and other personal information.

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

The federal government is aggressive in examining billing practices and seeking repayments and penalties allegedly resulting from improper billing and reimbursement practices. In addition, federal and some state laws authorize private whistleblowers to bring false claim, or qui tam suits, on behalf of the government and reward the whistleblower with a portion of any final recovery. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. For the past several years, the number of qui tam suits filed against healthcare companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

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

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We have cooperated fully with the DOJ in responding to the subpoena. At the present time, the DOJ has not made any allegation of wrongdoing on the part of our Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we are devoting significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

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

We also expect our competitors to develop additional strategic relationships with providers, pharmaceutical companies and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of additional strategic relationships by our competitors could cause price competition, a decline in revenue or a loss of market acceptance of our services, or make our services less attractive. Additionally, in developing cancer centers, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. Such organizations may be willing to provide services at rates lower than we would require to operate profitably.

With respect to research activities, the competitive landscape is fragmented, with competitors ranging from small limited-service providers to large full-service contract research organizations with global operations. Some of these large contract research organizations have access to more financial resources than we do.

Industry forces are affecting us and our competitors. In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare service companies and collective purchasing arrangements by office-based healthcare practitioners. The changes in our industry have caused greater competition among industry participants. Our inability to predict accurately, or react competitively to, changes in the healthcare industry could adversely affect our operating results. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business

Most of our revenues come from pharmaceuticals, and an adverse impact on the way in which pharmaceuticals are reimbursed or purchased by us would have an adverse impact on our business.

During 2007, approximately 72% of the patient revenue generated by our affiliated practices under comprehensive service agreements was attributable to pharmaceuticals. Under the comprehensive services model, our medical oncology revenues are dependent on the earnings of our affiliated practices related to pharmaceuticals. Under the OPS model, our revenues are dependent on use of pharmaceuticals by affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues, such as changes in reimbursement or usage, or the cost structure underlying those revenues are likely to adversely affect our business.

In addition, there is a risk that a change in treatment patterns or reduction in use of a particular drug could result from new scientific findings or regulatory or reimbursement actions, as has occurred with ESAs. Any such change that impacts a significant amount of pharmaceutical utilization would adversely affect our results of operations.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of suppliers and any termination or modification of relations with those suppliers could have a material adverse impact on our business.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceutical products manufactured and sold by a very limited number of, or in several cases, a single manufacturer. During 2007, approximately 44% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. Included among these are ESAs, which accounted for 4.7% of our 2007 revenue and a larger proportion of our EBITDA and net income. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of the overall use of drugs within a given therapeutic class.

In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including changes in reimbursement policies such as those which may affect ESAs or the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Our ability to negotiate the purchase of pharmaceuticals on behalf of our network of affiliated physicians, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to all oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are single-sourced drugs and available from only one manufacturer where the lack of competitive products makes differentiated pricing difficult to achieve. To the extent that our pharmaceutical services structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and any pricing advantages with such suppliers could be harmed. Our inability to negotiate prices of pharmaceuticals with any of our significant suppliers at prices below those generally available to all oncologists could have a material adverse effect on our business, results of operations and financial condition.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control. We have only one pharmaceutical distribution facility, which is located in Fort Worth, Texas. In addition, certain of our other business functions are centralized at our headquarters in Houston, Texas. A significant interruption in the operation of any of these facilities, whether as a result of natural disaster or other unexpected damage from fire, floods, power loss, telecommunications failures, break-in, terrorist attacks, acts of war and other events, could significantly impair our ability to operate our business and adversely impact our and our affiliated practices’ operations. If we seek to replicate our centralized operations at other locations, we will face a number of technical as well as financial challenges, which we may not be able to address successfully. In particular, with respect to distribution, although we and our affiliated practices would be able to obtain pharmaceuticals from other sources, we cannot assure you that we will be able to do so at a price that is comparable or in as efficient a manner as through our own distribution operation. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

If our affiliated practices terminate their agreements with us, we could be seriously harmed.

Our affiliated practices under certain circumstances are allowed, and may attempt, to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, our business could be seriously harmed. From time to time, we have disputes with physicians and practices that could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices that are not part of our network but which are affiliated with other companies, have attempted to end or restructure their affiliations with such companies, although they may not have a contractual right to do so, by arguing that their affiliations violate some aspect of healthcare law and have been successful in doing so.

Specifically, we are involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in mid-2008. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2007, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other assets. Currently, approximately $7.5 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.3 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded as other assets at December 31, 2007. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice

In addition to loss (if any) of revenue from a particular practice, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If some of our affiliated physicians or affiliated practices terminate their affiliation with us, this could result in a material adverse effect on our business.

If a significant number of physicians leaves our affiliated practices, we could be seriously harmed.

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

Our affiliated practices may be unsuccessful in obtaining favorable contracts with third-party payers, which could result in lower operating margins.

We facilitate negotiation of commercial payer contracts and advise our affiliated physicians accordingly under our comprehensive services model. Commercial payers, such as managed care organizations, often request fee structures or alternative reimbursement methodologies that could have a material adverse effect on our affiliated physicians and therefore, on our operating results. Reductions in reimbursement rates for services offered by our affiliated physicians and other commercial payer cost containment measures could affect our liquidity and results of operations with respect to our comprehensive service agreements.

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

Loss of revenues or a decrease in income of our affiliated practices, including as a result of cost containment efforts by third-party payers, could adversely affect our results of operations.

Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, our fees under comprehensive service agreements and our ability to collect fees under our OPS model depend upon the profitability of the practices. Any failure by the practices to contain costs effectively will adversely impact our results of operations. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including sole practitioners, single and multi-specialty practices, hospitals and managed care organizations. We have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 29% of the pharmaceutical revenue generated by our affiliated practices in 2007, are particularly susceptible to this trend. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent physician practices affiliated with us under the OPS model are impacted adversely by reduced reimbursement levels, our business could be harmed generally and receivables owed to us by those practices could be subject to greater credit risk.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. As of December 31, 2007, we have three cancer centers under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

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

Our failure to remain technologically competitive in a declining payment environment for imaging and radiation services could adversely affect our business.

Rapid technological advancements have been made in the radiation oncology and diagnostic imaging industry. Although we believe that our equipment and software can generally be upgraded as necessary, the development of new technologies or refinements of existing technologies might make existing equipment technologically obsolete. If such obsolescence were to occur, we may be compelled to incur significant costs to replace or modify the equipment, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our cancer centers compete against local centers, which may own more advanced imaging or radiation therapy equipment or provide additional technologies. Our performance is dependent upon physician and patient confidence in the quality of our technology and equipment as compared to that of our competitors.

Advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques could reduce demand for the radiation therapy services provided at the cancer centers we operate. The development and commercialization of new radiation therapy technologies could have a material adverse effect on our affiliated practices and on our business, financial condition and results of operations.

Our working capital could be impacted by delays in reimbursement for services.

The healthcare industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our comprehensive service agreements, our working capital is dependent on such collections. Although we believe our collection experience is generally consistent with that of the industry, industry reimbursement practices make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. At practices affiliated under the OPS model we do not control the billing and collection function and reduced liquidity could adversely affect their ability to pay amounts owed to us. We cannot provide assurance that trends in the industry will not further extend the collection period and negatively impact our or their working capital.

Our services could give rise to liability to clinical trial participants and the parties with whom we contract.

In connection with clinical research programs, we provide several services focused on bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. In addition, under the privacy regulations promulgated pursuant to HIPAA, there are specific privacy standards associated with clinical trial agreements. Violations of such standards could subject us to an enforcement action by HHS. If we do not perform our services in accordance with contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

We also contract with physicians to serve as investigators in conducting clinical trials. Third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of patients for the medical care rendered by third-party investigators. Although we would vigorously defend any such claims, it is possible that we could be held liable for such types of losses.

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

Under OPS relationships, our agreements with affiliated practices have shorter terms than our comprehensive services agreements, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing comprehensive management services to practices under long-term agreements that generally have 10 to 40 year initial terms and that are not terminable except under specified circumstances. Agreements under our comprehensive services model allow us to be the exclusive provider of management services, including all services contemplated under the OPS structure, to each of the affiliated practices. In addition, under those agreements, the affiliated practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the OPS structure, our agreements with affiliated practices have 1 to 3 year terms, and are more easily terminable. A number of the other input mechanisms that we currently have with respect to affiliated comprehensive services practices do not exist under our oncology pharmaceutical services model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased credit risk and competition from other companies, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our OPS structure could harm us. These risks will increase as we grow our business under the OPS structure.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

We have a significant amount of indebtedness. As of December 31, 2007, we had indebtedness of approximately $1,485.9 million, including indebtedness of US Oncology Holdings, Inc in the amount of $425 million and obligations of US Oncology, Inc. in the amount of $1,060.9 million. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

•	increase our vulnerability to adverse general economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to obtain credit from suppliers such as pharmaceutical companies on terms acceptable to us.

In addition, the indentures governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts.

Despite our current level of indebtedness, we will be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

Pursuant to the indenture governing the US Oncology Holdings, Inc. senior floating rate PIK Toggle Notes due 2012 (the “Holdings Notes”), we may elect not to pay cash interest due on the Holdings Notes on any interest payment date and may instead elect to pay the interest due by increasing the principal amount of the Notes (“PIK” interest). In addition, we may be prohibited from paying cash interest on the Holdings Notes. US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2007, US Oncology had the ability to make $13.8 million in restricted payments, which will increase by an amount equal to 50 percent of US Oncology’s net income (as defined in the indenture governing the senior notes and senior subordinated notes) and be reduced by (i) the amount of any restricted payments made and (ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 6 – Indebtedness). However, pursuant to the terms of those notes, the interest installment due on September 15, 2007 was paid in cash and we elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding Holdings Notes. The failure to pay cash interest on the notes on any interest payment date (other than the first interest payment date) will not constitute an event of default under the indenture governing the notes. Under such circumstances, interest will be paid in the form of PIK interest by increasing the principal amount of the Holdings Notes thus increasing our overall indebtedness.

We will be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings Notes, the existing 9% senior notes and the existing 10.75% senior subordinated notes and the credit agreement governing our senior secured credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. The restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. The existing senior secured credit facility provides for $500.0 million of term loans and revolving credit commitments of $160.0 million. At February 26, 2008, US Oncology could increase its liabilities by borrowing up to an additional $133.7 million under its revolving credit facility. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. In addition, such new debt could be incurred by our subsidiaries, including US Oncology, and, as a result, the Holdings Notes would be structurally subordinated to such new indebtedness.

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

The senior secured credit facility also requires us to prepay amounts outstanding under that facility in an amount equal to a percentage of our excess cash flow each year (as defined in that facility).

The indentures for our other indebtedness also contain numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur additional debt;

•	pay dividends and make other restricted payments, including a limitation on the amount of these payments;

•	make investments;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our senior secured credit facility also includes financial covenants that become more restrictive over time, including requirements that US Oncology maintain:

•	a minimum interest coverage ratio; and

•	a maximum leverage ratio.

A failure to comply with the covenants contained in the senior secured credit facility or the indentures could result in an event of default. In the event of any default under the senior secured credit facility, the lenders under that facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require US Oncology to apply all of its available cash to repay these borrowings or prevent US Oncology from making debt service payments on its other indebtedness, any of which would result in an event of default under those notes. In addition, any default under the senior secured credit facility or other indebtedness would (unless the default is waived) prevent US Oncology from paying dividends to Holdings to enable Holdings to pay cash interest under the Holdings Notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our existing indebtedness.

Holdings is the sole obligor under the Holdings Notes. Holdings’ subsidiaries, including US Oncology, do not guarantee obligations under the Holdings Notes and do not have any obligation with respect to the notes; the notes are effectively subordinated to Holdings’ existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Holdings’ subsidiaries, including US Oncology. Holdings is a holding company and therefore depends on its subsidiaries to service its obligations under the notes and its other indebtedness. Holdings’ ability to repay the notes depends upon the performance of its subsidiaries and their ability to make distributions.

Holdings has no operations of its own and derives all of its cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings Notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets is structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings Notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Total consolidated balance sheet liabilities of the Company, as of December 31, 2007, were $2,070.1 million, of which $1,070.2 million constituted indebtedness, including $425.0 million of indebtedness represented by the Holdings Notes, $471.6 million of indebtedness under the existing senior secured credit facility, $300.0 million of the existing 9% senior notes of US Oncology, $3.0 million of the existing 9 5/8% senior subordinated notes of US Oncology, $275.0 million of the existing 10 3/4% senior subordinated notes of US Oncology, and other indebtedness described in Note 6 to the Consolidated Financial Statements for the year ended December 31, 2007. The senior secured credit facility and 9 5/8 % senior subordinated notes will mature prior to the notes. In addition, at February 26, 2008, US Oncology could increase its liabilities by borrowing up to an additional $133.7 million under its revolving credit facility. Holdings and its restricted subsidiaries may incur additional debt in the future, including under the senior secured credit facility.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings Notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings Notes. The terms of the existing senior secured credit facility and the terms of the indentures governing US Oncology’s existing 9% senior notes and existing 10 3/4% senior subordinated notes restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make cash payments of interest in respect of the Holdings Notes when such payments are due. In addition, even if such earnings were sufficient, we can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings Notes when due.

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

An investor group led by Welsh Carson IX owns approximately 61.1 percent of Holdings’ outstanding common stock and approximately 81.3% of its outstanding participating preferred stock and controls a substantial portion of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our cost of financing or ability to obtain financing.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we are required to furnish, an annual report by our management on our internal control over financial reporting. Such a report contains an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment would include disclosure of any material weaknesses in our internal control over financial reporting if any were identified by management. Effective with the year ending December 31, 2009, such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

We began preparing the system and process documentation and evaluation needed to comply with Section 404 during 2004. Our assessment as of December 31, 2007 indicated that that our internal control over financial reporting is effective. However, in the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls after their report is required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Houston, Texas. We also lease a warehouse facility in Fort Worth, Texas to operate our distribution center including our oral oncology specialty pharmacy and mail order business. We or the affiliated practices own, lease or sublease our other facilities and the facilities where the clinical staffs provide medical services. We lease physician office space in addition to some of our cancer centers. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

During 2007, we became a 50% partner in a joint venture which owns real property in the Woodlands, Texas. The Company’s new headquarters facility is being constructed on this property and will be leased to the Company by the joint venture. Our initial investment in the joint venture was $5.0 million and we could be liable for a capital call of up to an additional $1.5 million, if required.

In addition to conventional medical office space, we have developed integrated cancer centers that are generally freestanding facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2007, we operated 77 integrated cancer centers and had three cancer centers under development. Of the 77 cancer centers in operation, 35 are leased and 42 are owned by us. We also operate 11 radiation-only facilities.

Item 3.	Legal Proceedings

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We have cooperated fully with the DOJ in responding to the subpoena. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

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

Specifically, during March 2007, we became aware that we and one of our affiliated practices are the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui tam complaints are filed on a confidential basis with a United States federal court. The DOJ has not yet made a decision on the merits of the whistle-blower’s claim. We intend to continue to investigate and vigorously defend ourselves against this claim. Based upon our present understanding of the nature and scope of the claim and investigation, we do not expect this claim to have a material adverse effect on our operations or financial condition. However, our expectation could change as we receive more information.

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

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2008. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2007, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other assets. Currently, approximately $7.5 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.3 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other assets at December 31, 2007. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Delays during the three months ended March 31, 2007 in pursuing those strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No impairment charges relating to this regulatory action were recorded in the remaining months of the year ended December 31, 2007.

At December 31, 2007, our Consolidated Balance Sheet included net assets in the amount of $2.2 million related to this practice, which includes primarily working capital in the amount of $1.5 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, was not previously recorded on our balance sheet. At December 31, 2007, the lease had a remaining term of 19 years and the net present value of minimum future lease payments is approximately $7.0 million. A termination obligation for this lease has not been accrued as we have not exhausted our legal appeals or strategic alternatives that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

An aggregate of 140,618,380 shares of our common stock and 15,886,908 shares of our participating preferred stock were issued and outstanding on December 31, 2007. There is no ready market for our common and participating preferred stock. Our common stock is held by approximately 430 holders.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2007, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:
2004 Equity Incentive Plan	3,339,000	$1.53	897,595
2004 Director Stock Option Plan	46,000	2.55	371,000

In addition to the options listed above, the 2004 Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock. At December 31, 2007, the Company had issued 20,545,000 restricted shares, net of forfeitures, and 1,745,371 shares remained available for grant under this plan. Effective January 1, 2008, the Company amended its 2004 Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available under stock options and (ii) increase the number of shares available for awards from 27,223,996 to 32,000,000. Also on January 1, 2008, the Company awarded 8,340,000 shares of restricted stock to employees, a portion of which required a corresponding employee cancellation of 2,865,000 stock options. The shares remaining available for grant after the January awards were 1,943,970. The Company, also adopted a new 2008 Long-Term Cash Incentive Plan (“2008 LTIP”) effective January 1, 2008, and terminated the existing Long-Term Incentive Plan. Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Amounts earned under the LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock.

Recent Sales of Unregistered Securities

During 2007, the Company issued 825,500 options to purchase common stock and 250,000 shares of restricted common stock to employees and directors in transactions exempt from registration under Rule 701 promulgated under the Securities Act.

Dividends

Holders of participating preferred shares are entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions. During the year ended December 31, 2007, accretion of this dividend amounted to $23.1 million. At December 31, 2007, the liquidation preference was $21.11 per share for Series A preferred shares and $22.84 per share for Series A-1 preferred shares.

During the quarter ended March 31, 2007, US Oncology Holdings, Inc. declared and paid a dividend of $158.6 million to holders of its common stock. During the quarter ended December 31, 2006, US Oncology Holdings, Inc. declared a special dividend in the amount of $190.0 million to holders of its participating preferred and common stock which was paid in January 2007.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. In the following tables, we include selected financial data of US Oncology and Holdings. With the exception of incremental interest expense associated with its $425.0 million floating rate notes and nominal administrative expenses, the results of operations of Holdings are substantially identical to those of US Oncology.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)				(Predecessor)		(Successor)				(Predecessor)
	Year Ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,	Year Ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,
	2007	2006	2005	2004	2004	2003	2007	2006	2005	2004	2004	2003
	(dollars in thousands)				(dollars in thousands)		(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Product revenues	$1,970,106	$1,822,141	$1,615,943	$490,222	$901,616	$1,204,673	$1,970,106	$1,822,141	$1,615,943	$490,222	$901,616	$1,204,673
Services revenues	1,030,672	989,242	902,617	343,771	524,238	761,052	1,030,672	989,242	902,617	343,771	524,238	761,052

Total revenues	3,000,778	2,811,383	2,518,560	833,993	1,425,854	1,965,725	3,000,778	2,811,383	2,518,560	833,993	1,425,854	1,965,725
Cost of products	1,925,547	1,753,638	1,545,588	460,946	839,774	1,113,780	1,925,547	1,753,638	1,545,588	460,946	839,774	1,113,780
Cost of services:
Operating compensation and benefits	479,177	458,006	418,102	143,142	244,168	354,771	479,177	458,006	418,102	143,142	244,168	354,771
Other operating costs	293,677	274,665	245,630	100,987	144,220	218,402	293,677	274,665	245,630	100,987	144,220	218,402
Depreciation and amortization	73,159	69,351	67,414	21,096	37,375	51,926	73,159	69,351	67,414	21,096	37,375	51,926

Total cost of services	846,013	802,022	731,146	265,225	425,763	625,099	846,013	802,022	731,146	265,225	425,763	625,099
Total cost of products and services	2,771,560	2,555,660	2,276,734	726,171	1,265,537	1,738,879	2,771,560	2,555,660	2,276,734	726,171	1,265,537	1,738,879
General and administrative expense	84,423	77,180	72,357	30,159	40,676	68,442	84,326	76,948	72,008	30,159	40,676	68,442
Impairment, restructuring and other charges, net	15,126	—	—	—	—	1,652	15,126	—	—	—	—	1,652
Merger-related charges	—	—	—	8,330	9,625	—	—	—	—	8,330	9,625	—
Compensation expense under long- term incentive plan	—	—	14,507	—	—	—	—	—	14,507	—	—	—
Depreciation and amortization	16,172	13,983	17,504	6,254	13,198	22,152	16,172	13,983	17,504	6,254	13,198	22,152

	2,887,281	2,646,823	2,381,102	770,914	1,329,036	1,831,125	2,887,184	2,646,591	2,380,753	770,914	1,329,036	1,831,125
Income from operations	113,497	164,560	137,458	63,079	96,818	134,600	113,594	164,792	137,807	63,079	96,818	134,600
Other income (expense):
Interest expense, net	(137,496)	(117,088)	(102,543)	(27,842)	(10,931)	(19,508)	(95,342)	(92,870)	(84,174)	(27,842)	(10,931)	(19,508)
Minority interests	(3,619)	(2,388)	(2,003)	(106)	20	(159)	(3,619)	(2,388)	(2,003)	(106)	20	(159)
Loss on early extinguishment of debt	(12,917)	—	—	—	(38,272)	—	—	—	—	—	(38,272)	—
Other income (expense)	(11,885)	—	—	1,976	622	—	—	—	—	1,976	622	—

Income (loss) before income taxes	(52,420)	45,084	32,912	37,107	48,257	114,933	14,633	69,534	51,630	37,107	48,257	114,933
Income tax (provision) benefit	17,447	(18,926)	(13,823)	(15,355)	(21,939)	(44,277)	(7,447)	(27,509)	(20,652)	(15,355)	(21,939)	(44,277)

Net income (loss)	$(34,973)	$26,158	$19,089	$21,752	$26,318	$70,656	$7,186	$42,025	$30,978	$21,752	$26,318	$70,656

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)				(Predecessor)		(Successor)				(Predecessor)
	Year ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,	Year ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2007	2006	2005	2004	2004	2003	2007	2006	2005	2004	2004	2003
	(dollars in thousands)				(dollars in thousands)		(dollars in thousands)				(dollars in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$164,677	$20,517	$113,914	$91,745	$131,649	$231,274	$198,030	$43,639	$124,555	$91,744	$131,649	$231,274
Investing activities	(93,170)	(110,768)	(90,234)	(1,195,840)	(50,339)	(87,617)	(93,170)	(110,768)	(90,234)	(22,884)	(50,339)	(87,617)
Financing activities	(204,018)	246,181	(18,242)	1,014,528	4,143	(94,172)	(237,370)	223,058	(28,883)	(158,428)	4,143	(94,172)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)					(Predecessor)	(Successor)					(Predecessor)
	As of December 31,					As of December 31,	As of December 31,					As of December 31,
	2007	2006	2005	2004		2003	2007	2006	2005	2004		2003
	(dollars in thousands)					(dollars in thousands)	(dollars in thousands)					(dollars in thousands)
Balance Sheet Data:
Working capital (1)	$232,359	$261,796	$214,955	$186,577		$153,919	$202,232	$254,022	$215,421	$186,577		$153,919
Total assets	2,236,373	2,366,494	2,118,974	2,031,798		1,175,019	2,208,650	2,359,982	2,111,047	2,031,798		1,175,019
Long term debt, excluding current maturities	1,456,569	1,319,664	1,230,871	978,937		188,412	1,031,569	1,069,664	980,871	978,937		188,412
Stockholders’ (deficit) equity	(210,153)	(18,037)	64,397	112,485		578,360	554,323	580,741	600,249	582,323		578,360

(1)	Working capital is computed as total current assets less total current liabilities.

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)				(Predecessor)		(Successor)				(Predecessor)
	Year ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,	Year ended December 31,			Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2007	2006	2005	2004	2004	2003	2007	2006	2005	2004	2004	2003
	(dollars in thousands)				(dollars in thousands)		(dollars in thousands)				(dollars in thousands)
Net income (loss)	$(34,973)	$26,158	$19,089	$21,752	$26,318	$70,656	$7,186	$42,025	$30,978	$21,752	$26,318	$70,656
Interest expense, net	137,496	117,088	102,543	25,866	10,309	19,508	95,342	92,870	84,174	25,866	10,309	19,508
Income tax provision (benefit)	(17,447)	18,926	13,823	15,355	21,939	44,277	7,447	27,509	20,652	15,355	21,939	44,277
Depreciation and amortization	89,331	83,334	84,918	27,350	50,573	74,078	89,331	83,334	84,918	27,350	50,573	74,078
Amortization of stock compensation	753	2,149	3,883	4,056	—	—	753	2,149	3,883	4,056	—	—
Minority interest expense (1)	3,619	2,388	—	—	—	—	3,619	2,388	—	—	—	—
Other expense	11,885	—	—	—	—	—	—	—	—	—	—	—

EBITDA (2)	$190,664	$250,043	$224,256	$94,379	$109,139	$208,519	$203,678	$250,275	$224,605	$94,379	$109,139	$208,519

Compensation expense under the long-term incentive plan	—	—	14,507	—	—	—	—	—	14,507	—	—	—
Merger-related charges	—	—	—	8,330	9,625	—	—	—	—	8,330	9,625	—
Loss on early extinguishment of debt	12,917	—	—	—	38,272	—	—	—	—	—	38,272	—
Impairment, restructuring and other charges, net	15,126	—	—	—	—	1,652	15,126	—	—	—	—	1,652
Changes in assets and liabilities	77,708	(97,934)	(18,650)	15,275	(490)	52,430	81,023	(90,679)	(19,898)	15,274	(490)	52,430
Minority interest expense (1)	—	—	2,003	106	(20)	159	—	—	2,003	106	(20)	159
Deferred income taxes	(11,689)	4,422	8,164	14,876	7,371	32,299	992	4,422	8,164	14,876	7,371	32,299
Interest expense, net	(137,496)	(117,088)	(102,543)	(25,866)	(10,309)	(19,508)	(95,342)	(92,870)	(84,174)	(25,866)	(10,309)	(19,508)
Income tax (provision) benefit	17,447	(18,926)	(13,823)	(15,355)	(21,939)	(44,277)	(7,447)	(27,509)	(20,652)	(15,355)	(21,939)	(44,277)

Cash flow from operations	$164,677	$20,517	$113,914	$91,745	$131,649	$231,274	$198,030	$43,639	$124,555	$91,744	$131,649	$231,274

(1)	Effective January 1, 2006, minority interest expense was added back to net income for purposes of determining EBITDA.

(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Non-GAAP Information.” The table above sets forth a reconciliation of EBITDA to net income (loss) and cash flow from operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. References to “fiscal year” refer to the period from January 1 to December 31 of the indicated year. Unless otherwise noted, references to EBITDA and the combined period have the meaning set forth under “Discussion of Non-GAAP Information.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative on the Company’s financial performance and condition. MD&A is presented in the following sections:

•	General, including Business Overview and 2007 Financial Highlights;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Contractual Obligations

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

BUSINESS OVERVIEW

The Company was formed on March 20, 2004, when US Oncology Holdings, Inc. (which was formerly known as Oiler Holding Company) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated and US Oncology became a wholly owned subsidiary of Holdings. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide services to a network of affiliated practices, consisting of 1,199 affiliated physicians in 461 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•

Medical Oncology Services. Under our comprehensive service arrangements, we act as the exclusive manager and administrator for non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing approximately $2 billion of pharmaceuticals through a network of 44 licensed pharmacies, 163 pharmacists and 315 pharmacy technicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

Cancer Center Services. For practices affiliated under comprehensive service arrangements, we develop and manage community-based cancer centers that integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We currently operate 88 community-based radiation facilities, including 77 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. We also have installed and manage 34 Positron Emission Tomography (“PET”) systems including 21 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. Additionally, we currently operate 62 CT systems and also provide the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. Under our oncology pharmaceutical services (“OPS”) model we contract with practices solely for the purchase and management of specialty oncology pharmaceuticals, which does not encompass all of our other practice management services. OPS revenues are included in our pharmaceutical services segment. In addition to providing services to our network physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. We facilitate a broad range of cancer research and development activities through our network, as part of our service offering to affiliated physicians. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2007, we supervised 68 clinical trials supported by a network of 527 participating physicians in 178 research locations.

We provide services to affiliated physicians through two economic models: a comprehensive services model, under which we provide all of the medical oncology and cancer center services above under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase pharmaceutical services only. Most of our revenues, approximately 83.8% during 2007, are derived under the comprehensive services model.

2007 Financial Highlights

During 2007, we continued to face the challenges of reimbursement pressures, rising costs and increasing payer demands for cost containment, including in particular the coverage restrictions on ESAs implemented by Medicare in July, 2007. These challenges adversely impacted our 2007 financial results.

Earnings in our medical oncology services segment decreased to $78.1 million in 2007 from $124.5 million in 2006, reflecting both lower utilization of ESAs and reduced management fees resulting from financial support provided in certain markets and modifications to our management fee arrangements in additional markets. In our cancer center services segment, both revenue and earnings increased at a rate in excess of treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy, which are reimbursed at higher rates than conventional radiation therapy. Pharmaceutical services earnings also increased over the prior year as a result of increased revenue attributable to OPS physician affiliations, partially offset by lower drug margins, on a per physician basis, for supportive care drugs and start-up losses associated with our recently launched oral oncology specialty pharmacy business.

2007 was the most successful development year in the Company’s history, with 190 physicians beginning to practice as part of the US Oncology network. For the year, 58 physicians separated from the network including 45 retirements and individual departures from practices that remain affiliated with the Company and 13 separations due to disaffiliation of OPS practices. As of December 31, 2007, 32 physicians had executed agreements to join our network under comprehensive services or OPS agreements. In addition, in 2008, we executed a comprehensive service agreement with a 47 physician practice effective January 1, 2008.

Our financial results for 2007 include impairment charges relating to two markets, representing a total of 12 physicians, in which we were not able to fully implement our strategies, and two markets, representing a total of 18 physicians, in which the practices converted from an affiliation under the comprehensive services model to the OPS model to better align their practice needs with our service offerings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In 2007, the Company continued to progress in its integrated care management program with such progress being supported by strong adoption of our evidence-based medicine program and electronic medical record by affiliated physicians. Also, during 2007, we made strides toward adding centralized billing and collection services and malpractice insurance to the scope of services we offer to physicians.

In March 2007, US Oncology Holdings, Inc. completed a $425.0 million senior unsecured floating rate toggle note offering. Proceeds were used to repay existing $250.0 million floating rate notes and, after payment of transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. In connection with refinancing the existing notes, we recognized a $12.9 million extinguishment loss related to payment of a 2.0 percent call premium, interest expense during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

In November 2007, US Oncology, Inc. amended its senior secured credit facility to increase the maximum leverage ratio allowed, and decrease the minimum interest coverage ratio required, under the facility. The amended terms provide operational flexibility as we respond to the adverse impact of reduced ESA coverage experienced during 2007. In addition, the amendment increases our ability to invest in future growth by increasing capital available for physician affiliations and other investments, as well as making other revisions necessary to support diversification into additional service offerings.

Operating Challenges and Strategic Responses

As discussed above, the reimbursement environment has not remained static since the implementation of ASP-based reimbursement for pharmaceuticals by Medicare, effective January 1, 2005. Medicare reimbursement has been reduced further, including lower reimbursement for diagnostic imaging services and, as previously mentioned, reduced reimbursement coverage for ESAs. We expect that managed care payers will also seek to reduce their reimbursement for oncology care as cancer-related spending continues to increase, due to demographic trends and the expansion of treatment and supportive care alternatives. In response to these reimbursement pressures, we are developing comprehensive, evidence-based treatment programs that validate the efficacy of cancer care and encourage the efficient consumption of healthcare resources.

In 2008, we are continuing to improve the efficiency of practice operations, by assessing practice infrastructure costs and deploying enhanced workflow processes. Our objectives are to improve the quality and convenience of patient care and increase the cost-effectiveness with which it is delivered.

We will continue to focus on expanding our network, through additional physician affiliations and expansion of our service offerings in 2008. We will also continue to challenge our corporate cost infrastructure while preserving our commitments to provide insightful and value-added services to our affiliated physicians. Key organizational improvements during 2007 include expanded regional management and support resources and establishment of a team specifically focused on the integration process for newly affiliated practices. We have also made key additions to our management team already in 2008, including hiring a new chief operating officer with deep expertise in the healthcare industry.

Financing Transactions

In March, 2005, Holdings issued $250.0 million of senior floating rate notes, due 2015. These notes were senior unsecured obligations of Holdings and bore interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years which matured in March, 2007. In March, 2007, Holdings redeemed the $250.0 million senior floating rate notes with the proceeds from the issuance of $425.0 million aggregate principal amount of the outstanding senior unsecured floating rate PIK toggle notes, due 2012 (the “Holdings Notes”). The senior unsecured floating rate toggle notes are senior unsecured obligations of Holdings and bear interest, if paid in cash, at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 4.50% for the first two years, 6-month LIBOR plus 5.00% for the next year and 6-month LIBOR plus 5.50% for the final two years. If Holdings’ elects to settle the interest by increasing the principal balance of the notes (“PIK”), the interest rate on the PIK would equal the cash rate plus 0.75%. Because Holdings’ principal asset is its investment in US Oncology, in the event of a cash payment of interest, US Oncology plans to provide funds to service the debt provisions through the payment of dividends to Holdings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Three dividends have been paid to stockholders of Holdings during the three years ended December 31, 2007, as follows:

•

Proceeds from the offering of the $250.0 million senior floating rate notes in March 2005 were used to pay a special dividend of $250.0 million to stockholders of Holdings. The payment of the special dividend triggered a payment obligation of $14.5 million under Holdings’ long-term incentive plan, and Holdings incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings.

•

During the year ended December 31, 2006, 1,948,251 shares of participating preferred stock and 21,649,849 shares of common stock, were issued in a private placement to Morgan Stanley Strategic Investments for aggregate cash proceeds of approximately $150.0 million. Proceeds from the offering, along with cash on hand, were used to pay a $190.0 million dividend in January, 2007, to shareholders of record immediately prior to the offering.

•

Proceeds from the offering of the outstanding $425.0 million senior unsecured floating rate toggle notes in March 2007 were used to repay the former $250.0 million floating rate notes and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering services to physicians that enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower the cost infrastructure of our affiliated practices, while enabling them to continue to deliver quality patient care.

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, have diversified beyond medical oncology and have efficient operating processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce healthcare costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community setting.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2008 will be to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their local market position and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (“PQE”) initiative is being led by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients. The network’s evidence-based medicine initiative and oncology-specific electronic medical records system continue to experience strong adoption among physicians and practices.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

Introduce Integrated Care Management programs for patients and payers. During 2007, in parallel with the PQE initiative referenced above, the Company initiated a program designed to provide a comprehensive array of patient support services to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients.

•

Expand our national billing and collection service, Oncology Reimbursement Solutions (“ORS”), which was launched in the fourth quarter of 2007. ORS is designed to better support practices affiliated with us under comprehensive service arrangements and as an additional service offering for affiliated practices under the OPS model and practices that are not part of our network. ORS integrates our patient and third party reimbursement expertise with our AccessMed service, which assists patients without coverage in finding alternative reimbursement, with the aim of expediting the billing and collection effort, and improving revenue cycle management.

•

Expand our Market Focus Business. Through its Market Focus division, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

•

Further leverage our pharmaceutical distribution operations. During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. We believe that by controlling the distribution channel for pharmaceuticals from manufacturer to patient, we are able to enhance efficiency within our network, and better ensure the safety and authenticity of drugs used by our practices.

•

Expand oncology pharmaceutical services. The distribution center also provides a platform to further expand our services related to oncology pharmaceuticals. For example, our oral oncology specialty pharmacy and mail order business launched in August, 2006 allows us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions

Another key and ongoing initiative is expanding our network. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. Entering new markets grows our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Economic Models

We provide a range of services to our network of affiliated practices, consisting of 1,199 affiliated physicians in 461 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only pharmaceutical services. Most of our revenues, approximately 83.8% during 2007, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes. To further align ours and our affiliated practices’ economic

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

incentives, these fees are subject to downward adjustments to incentivize the affiliated practices’ efficient use of capital and efficiency in pharmaceutical ordering and management through our distribution facility. During the year ended December 31, 2007, 83.5% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements for our current practices accounting for 1.6% of 2007 revenue are on a fixed management fee basis, as required in some states. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

To help manage the business operations of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including billing, information systems management and marketing.

Under our OPS agreements which represent 14.6% of revenue during the year ended December 31, 2007, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice.

Concentrations of Risk

One affiliated practice, Texas Oncology, P.A. (“Texas Oncology”) represented approximately 25% of our revenue for the years ended December 31, 2007, 2006 and 2005. We perceive our relationship with this practice to be positive, however if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceuticals that are manufactured and sold by a very limited number of manufacturers. During 2007, approximately 44% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and certain agreements are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including as a result of reimbursement changes such as those affecting ESAs and the introduction of standardized treatment regimens or clinical pathways, by our affiliated practices, that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements based on our prior assessment as to the likelihood of attaining such reductions. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2007, 2006 and 2005, the practices affiliated with us under comprehensive services agreements derived approximately 37.8%, 37.8% and 39.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.8%, 3.0%, and 2.1%, respectively, relates to Medicare managed care programs) and approximately 3.0%, 3.1% and 2.9%, respectively of their net patient revenue from services provided under state Medicaid programs. Medicare is our affiliated practices’ largest payer. Under these managed care programs, Medicare contracts with

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

third-party payers to administer health plans for Medicare beneficiaries. Under such programs, physicians are reimbursed at negotiated rates (rather than the Medicare fee schedule) and the payer is a third-party, rather than the Medicare program itself. Practices affiliated under comprehensive services agreements collectively have agreements with one additional payer that represents more than 10% of net revenues. That payer represented 11% of net revenues in 2006, and less than 10% in 2007 and 2005. No other single payer accounted for more than 10% of our revenue during the years ended December 31, 2007, 2006 and 2005. Certain of our individual affiliated practices, however, have contracts with payers accounting for more than 10% of their revenue.

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement paid for oncology pharmaceuticals as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005 and an increase of approximately 1.2% in Medicare reimbursement during each of the two years ended December 31, 2007, over the end of the previous fiscal year.

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pharmaceutical pricing advantage relative to other suppliers is derived from a small number of drugs. Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

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

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which was later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. The FDA advisory and subsequent intermediary actions led the CMS to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy as discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice today; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) is scheduled to meet on March 13, 2008, to further consider the use of ESAs in oncology. A number of scientific articles, including several released since last year’s actions by FDA and CMS, have concluded that ESAs may in certain situations increase certain side effects and mortality risk due possibly to stimulation of the growth and/or survival of cancer cells in cancer patients. It is possible that determinations by ODAC at this meeting may result in further changes to ESA labeling including either further restrictions in labeled indications for ESA use or the complete elimination of the chemotherapy-induced anemia indication.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

A condensed financial summary of our revenue and operating income attributable to ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Revenue	$27.4	$40.8	$140.9	$157.1
Less: Operating Costs	(16.7)	(28.0)	(82.9)	(107.9)

Income from Operations	$10.7	$12.8	$58.0	$49.2

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

Because the NCD relates to specific clinical determinations in connection with administration of ESAs and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of the NCD made by our affiliated physicians, including the application of the coverage decision to non-Medicare patients, and whether managed care and other non-governmental payers adopt reimbursement limitations similar to those in the NCD. A significant decline in ESA usage will have a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

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

Medicare Demonstration Project

Until 2007, the decline in oncology pharmaceutical reimbursement was partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by CMS to add an aggregate of $260 million in Medicare payments to oncologists across the United States. The project continued for 2006, however it included substantial revisions to gather more specific information relevant to the quality of care for cancer patients. Reporting for 2006 was not specific to chemotherapy, but instead was focused on physician evaluation and management. The reduced reimbursement under the Medicare Demonstration Project negatively impacted pre-tax income in 2006 by approximately $6.8 million as compared to 2005. The Oncology Medicare Demonstration Project expired as of December 31, 2006, and the reduced reimbursement negatively impacted 2007 pre-tax income by an estimated $2.6 million.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

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

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). RVUs are intended to reflect the intensity of the physicians’ work, practice expenses and geographic variations in costs. The resources used are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. The Tax Relief and Health Care Act of 2006 provided for suspension of a 5% decrease in reimbursement (through the conversion factor update) which otherwise would have been effective as of January 1, 2007. On November 1, 2007, CMS issued a physician fee schedule update for 2008 which will again be set under the statutory formula and was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor will be 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service January 1, 2008 through June 30, 2008, the update to the conversion factor will instead be an increase of 0.5% over the current 2007 rates; and for claims with dates of service July 1, 2008 and after, will revert back to the previous payment methodology (the decrease of 10.1% from 2007 rates) that was outlined in the Final Rule, published in the Federal Register on November 27, 2007. If action is not taken by Congress to adjust the conversion factor for the last half of 2008, pretax income would be negatively impacted by an estimated $4 to $6 million when applied to annualized reimbursement activity for the year ended December 31, 2007. Also, there is a likelihood that if Congress does not revise the conversion factor for dates of service after July 1, 2008, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

On November 1, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units under the Physician Fee Schedule and Proposed Changes to the Practice Expense (PE) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE Methodology changes will be phased in over a four-year period (2007 to 2010). Significant Final Rule changes included (i) increases to evaluation and management reimbursement, (ii) adoption of a “bottom-up” payment methodology for calculating direct practice costs, (iii) modifications to the methodology used to calculate indirect practice costs, and (iv) elimination of the “non-physician work pool” (which is currently used to calculate practice expense RVUs for services without physician involvement, such as radiation oncology treatment planning), with reimbursement using the standard methodology.

For 2007, the Final Rule resulted in a 1.7% increase in overall Medicare non-drug reimbursement, (or approximately $2.3 million of pre-tax income), based on affiliated physicians’ practice patterns for 2007. This is comprised of a 2.1% increase in radiation oncology reimbursement and a 2.1% increase in non-drug medical oncology reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Imaging Reimbursement

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the year ended December 31, 2007, the reduced reimbursement for these imaging services reduced pretax income by approximately $9.6 million compared to the year ended December 31, 2006.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

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

Summary of Medicare Reimbursement Changes

The Centers for Medicare & Medicaid Services (“CMS”) issued a final coverage determination regarding reimbursement for erythropoiesis-stimulating agents (“ESAs”) on July 30, 2007. Congress overruled the regulatory-mandated formula-driven conversion factor for 2007 to remain at the 2006 conversion factor rate. Congress temporarily increased the conversion factor for the first half of 2008. However, if Congress does not revise the formula-driven conversion factor between now and June 30, 2008, the Company estimates a decrease in pretax income of $4 to $6 million for 2008, based upon the reduction that would occur after June 30, 2008. The Deficit Reduction Act (“DRA”) imaging reimbursement reductions were effective January 1, 2007, and the Company’s pretax income decreased, as a result, by approximately $9.6 million in 2007. The Medicare Oncology Demonstration Project expired as of December 31, 2006, and pre-tax income for 2007, as a result, decreased by $2.6 million. These decreases were partially offset by increases in reimbursement of approximately 1.7% in overall non-drug reimbursement (or $2.3 million of pre-tax income) relating to Work RVU and PE Methodology changes.

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

We believe the following accounting policies represent management’s most significant, complex or subjective judgments and are most critical to reporting our financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements for a more detailed discussion of such policies.

Our critical accounting policies and estimates include:

•	Revenue from affiliated practices

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	Valuation of accounts receivable

•	Stock-based compensation

•	Impairment of long-lived assets

•	Volume-based pharmaceutical rebates

Revenue from Affiliated Practices

A majority of our revenues, 83.8% for the year ended December 31, 2007, are derived through comprehensive service agreements with affiliated practices. Under these agreements, our management fee is calculated as a portion of the earnings of affiliated practices, net of any amounts retained by the practices for payment of compensation to the practices’ physicians and certain other direct costs, or in limited circumstances, a fixed fee.

Therefore, although we are not directly involved in providing healthcare services to cancer patients, under our comprehensive service agreements, our results are highly correlated to the results of our affiliated practices which provide such care. Our affiliated practices recognize revenue based on gross billings, net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are necessary to reduce gross billings to amounts that will be paid by individual payers under terms of individual arrangements with affiliated practices. These payers include Medicare, Medicaid, managed care and other health plans. Payments from these payers are subject to regulatory change, in the case of Medicare and Medicaid, or periodic renegotiation, in the case of managed care and other health plans. Additionally, charges to third party payers are often subject to review, and possibly audit, by the payer, which may result in a reduction of fees recognized for billed services. While we believe affiliated practices under the comprehensive services model appropriately record contractual allowances and provisions for doubtful accounts in the determination of revenue, the process includes an inherent level of subjectivity. Typically, adjustments to revenue for these matters, and ultimately our service fees, have not been significant and are recorded in the period such adjustments occur.

Our revenue is net of amounts retained by practices for payment of salaries and bonuses to affiliated physicians. Many of our affiliated practices under comprehensive services agreements participate in a bonus program that is intended to create a mutually-aligned incentive to appropriately utilize resources and deploy capital by providing a reduction in, or rebate of, management fees payable to us. Practices participate in this program only when specified earnings and returns on invested capital targets are met. These targets are generally based upon the annual practice results and are computed in accordance with our service agreement with the practice. Additionally, effective July 1, 2006, to promote continued support of initiatives in the pharmaceutical services segment, we initiated a program to reduce management fees paid by affiliated practices under comprehensive services agreements based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the segment.

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

Product revenue consists of sales of pharmaceuticals to affiliated practices under comprehensive service agreements or under the OPS model. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. Because we act as principal, product revenue is recognized as (i) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of our contractual arrangements with physician practices) plus (ii) an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices because all of the services provided under this model are directly related to and not separable from the delivery of pharmaceutical products. Comprehensive service agreements do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of our service fee that represents fair value relative to product sales and is based upon the terms upon which we offer pharmaceutical services under our OPS model. Service revenue consists of our revenue, other than product revenue, under our service agreements with affiliated practices and for our services provided to customers other than affiliated physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Valuation of Accounts Receivable

Reimbursement relating to healthcare accounts receivable, particularly governmental receivables, are complex and change frequently, and could, in the future, adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive services affiliated practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our future service fees. Typically, the impact of the adjustment on our fees has not been significant.

We maintain decentralized billing systems, which vary by individual practice. We continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as recent changes in Medicare reimbursement.

Unlike our practices affiliated through comprehensive agreements, we do not maintain billing and collection systems for practices affiliated under the OPS model and our collection of receivables from OPS customers is subject to their willingness and ability to pay for products and services delivered by us. Typically, payment is due from OPS customers within 60 days from the date products and services are delivered. Where appropriate, we seek to obtain personal guarantees from affiliated physicians to support the collectibility of receivables. We maintain an allowance for uncollectible accounts based upon both an estimate for specifically identified doubtful accounts and an estimate based on the aging of receivable balances.

Stock-based Compensation

We have two stock-based employee compensation plans, which are described more fully in Note 11 to our Consolidated Financial Statements. Effective January 1, 2006, we began accounting for these plans under the recognition and measurement principles of FASB No. 123R, “Share-Based Payment” by applying the prospective transition method. The adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. Upon adopting SFAS 123R, the Company reclassified the unamortized balance of deferred compensation associated with outstanding restricted share awards to additional paid-in-capital. We have not recognized compensation expense related to option awards granted prior to 2006 as their exercise price was equal to the estimated fair value of an underlying share on the date of grant and the awards have not been subsequently modified. At December 31, 2007, under these plans, we had issued stock-based employee compensation in the form of 20,545,000 restricted shares and 3,339,000 options to purchase common stock, net of forfeitures. In 2007, we recognized compensation expense amounting to $0.8 million primarily to amortize the fair value of restricted stock awards over the expected service period to which the awards relate.

Because our equity is not traded in an active market, we estimate its fair value for purposes of assigning value to stock-based compensation awarded to employees. Our estimates are based upon independent third-party appraisals. Such appraisals involve an inherent measure of subjectivity and are based, in part, on expectations regarding future financial performance.

Additionally, awards under each plan had vesting provisions based on our future financial performance. In the event that performance targets were not met, the awards would continue to vest based upon the passage of time. For purposes of recognizing stock-based compensation expense related to our restricted share grants, the performance targets were met at the end of 2007, which was consistent with our recent experience and expectations of future performance.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Impairment of Long-Lived Assets

As of December 31, 2007, the carrying value of fixed assets, service agreement intangibles and goodwill was $399.6 million, $223.9 million and $757.3 million, respectively. These assets, collectively, represent 61.7% of our total assets.

The carrying values of our fixed assets and service agreement intangibles are reviewed for impairment when events or changes in circumstances indicate their recorded value may not be recoverable. We test goodwill for impairment on an annual basis or more frequently if events or circumstances arise that indicate the recorded value may not be recoverable. For goodwill, our impairment analysis requires an estimate of fair value for each of our reportable segments. For this analysis, we determine fair value based upon widely accepted valuation techniques, including the use of market multiple analysis, and consider a number of factors including the segment’s historical operating results, projected results, future operating plans and market data. As discussed in Note 5 to our Consolidated Financial Statements, impairment and restructuring charges of $15.1 million were incurred during the year ended December 31, 2007. No impairment charges were recorded during the years ended December 31, 2006 or 2005.

The release of the NCD relating to ESAs on July 30, 2007 was an event which triggered the need for the Company to assess the recoverability of its management services agreement intangibles, with a carrying value of $223.9 million at December 31, 2007 and goodwill related to the medical oncology services and pharmaceutical services segments with carrying values of $408.9 million and $156.9 million, respectively at December 31, 2007. The Company performed an assessment of the recoverability of these assets during the third quarter of 2007 and no impairment charge was taken as a result. The Company continues to be impacted by financial pressure, including from third party payers such as Medicare. Most recently, such pressures have been most acutely focused on reimbursement for pharmaceuticals. Additionally, safety concerns related to supportive care drugs continue and additional restrictions on their use are possible. The adverse financial impact of these trends has been most significant to our medical oncology segment. We will continue to assess the recoverability of goodwill at least annually, and more frequently when necessary as a result of specific events.

Volume-based Pharmaceutical Rebates

Several of our agreements with pharmaceutical manufacturers provide for discounts in the form of volume-based rebates, which are payable at the end of a stipulated measurement period. Certain agreements also provide rebates based upon market share data. At December 31, 2007 and 2006, we had recorded a rebate receivable of $105.2 million and $86.3 million, respectively. Rebates earned from manufacturers are subject to review and final determination based upon the manufacturer’s analysis of usage data and contractual terms. Certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our rebates on several products could be impacted based upon our failure to meet predetermined targets with respect to any single product. Additionally, contractual measurement periods may not necessarily coincide with our fiscal periods.

We accrue rebates, and record a reduction to cost of products, based upon our internally monitored usage data and our expectations of usage during the measurement period for which rebates are accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, we record market share rebates at the time we invoice the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Our billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of such billings, have not been material to our financial position or results of operations.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements. Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Non-GAAP Information

In this annual report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation, amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and the Consolidated Statement of Cash Flows is included in this annual report.

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

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness;

•	cash requirements for the replacement of capital assets being depreciated and amortized, which typically must be replaced in the future, even though depreciation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•	the Company’s cash expenditures, or future requirements, for other capital expenditure or contractual commitments; and

•	the fact that other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

In all events, EBITDA is not intended to be a substitute for GAAP measures. Investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Operations and the percentages of revenue represented by certain items reflected herein. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Year Ended December 31,						Year Ended December 31,
	2007		2006		2005		2007		2006		2005
Product revenues	$1,970,106	65.7%	$1,822,141	64.8%	$1,615,943	64.2%	$1,970,106	65.7%	$1,822,141	64.8%	$1,615,943	64.2%
Service revenues	1,030,672	34.3	989,242	35.2	902,617	35.8	1,030,672	34.3	989,242	35.2	902,617	35.8

Total revenues	3,000,778	100.0	2,811,383	100.0	2,518,560	100.0	3,000,778	100.0	2,811,383	100.0	2,518,560	100.0

Cost of products	1,925,547	64.2	1,753,638	62.4	1,545,588	61.4	1,925,547	64.2	1,753,638	62.4	1,545,588	61.4
Cost of services:
Operating compensation and benefits	479,177	16.0	458,006	16.3	418,102	16.6	479,177	16.0	458,006	16.3	418,102	16.6
Other operating costs	293,677	9.7	274,665	9.7	245,630	9.8	293,677	9.7	274,665	9.7	245,630	9.8
Depreciation and amortization	73,159	2.4	69,351	2.5	67,414	2.7	73,159	2.4	69,351	2.5	67,414	2.7

Total cost of services	846,013	28.1	802,022	28.5	731,146	29.1	846,013	28.1	802,022	28.5	731,146	29.1
Total cost of products and services	2,771,560	92.3	2,555,660	90.9	2,276,734	90.5	2,771,560	92.3	2,555,660	90.9	2,276,734	90.5
General and administrative expense	84,423	2.8	77,180	2.7	72,357	2.9	84,326	2.8	76,948	2.7	72,008	2.9
Compensation expense under long-term incentive plan	—	—	—	—	14,507	0.6	—	—	—	—	14,507	0.6
Impairment and restructuring charges	15,126	0.5	—	—	—	—	15,126	0.5	—	—	—	—
Depreciation and amortization	16,172	0.5	13,983	0.5	17,504	0.7	16,172	0.5	13,983	0.5	17,504	0.7

Total costs and expenses	2,887,281	96.1	2,646,823	94.1	2,381,102	94.7	2,887,184	96.1	2,646,591	94.1	2,380,753	94.7

Income from operations	113,497	3.9	164,560	5.9	137,458	5.3	113,594	3.9	164,792	5.9	137,807	5.3
Other income (expense):
Interest expense, net	(137,496)	(4.6)	(117,088)	(4.2)	(102,543)	(4.0)	(95,342)	(3.2)	(92,870)	(3.3)	(84,174)	(3.3)
Minority interests	(3,619)	(0.1)	(2,388)	(0.1)	(2,003)	(0.1)	(3,619)	(0.1)	(2,388)	(0.1)	(2,003)	(0.1)
Loss on early extinguishment of debt	(12,917)	(0.4)	—	—	—	—	—	—	—	—	—	—
Other income (expense)	(11,885)	(0.4)	—	—	—	—	—	—	—	—	—	—

Income before income taxes	(52,420)	(1.6)	45,084	1.6	32,912	1.2	14,633	0.6	69,534	2.5	51,630	1.9
Income tax benefit (provision)	17,447	0.6	(18,926)	(0.7)	(13,823)	(0.5)	(7,447)	(0.2)	(27,509)	(1.0)	(20,652)	(0.8)

Net income (loss)	$(34,973)	(1.0)%	$26,158	0.9%	$19,089	0.7%	$7,186	0.4%	$42,025	1.5%	$30,978	1.1%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with the Holdings Notes, loss on early extinguishment of debt and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, which include general and administrative and interest expense, we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

General.

We derive revenue primarily in four areas:

•

Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee that is generally based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services we provide.

•

GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a distributor, as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

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

We retain all amounts we collect in respect of practice receivables that we collect on behalf of affiliated practices under comprehensive service agreements. On a monthly basis, we calculate what portion of their revenues those affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts retained by physician groups are excluded from our revenue, because they are not part of our fees. By paying on a cash basis for accrued amounts, we assist in financing their working capital.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

As of December 31, 2007, 2006, and 2005, we have affiliated with the following number of physicians (including those under OPS arrangements), by specialty:

	As of December 31,
	2007	2006	2005
Medical oncologists/hematologists	1,001	874	810
Radiation oncologists	146	146	140
Other oncologists	52	47	44

Total physicians	1,199	1,067	994

The following tables set forth changes in the number of affiliated physicians under both comprehensive and OPS agreements:

	As of December 31,
Comprehensive Service Agreements	2007	2006	2005
Affiliated physicians, beginning of period	879	856	797
Physician practice affiliations	21	27	41
Recruited physicians	58	61	63
Physician practice separations	—	(35)	(5)
Retiring/Other	(40)	(40)	(43)
Net conversions from (to) OPS agreements	(15)	10	3

Affiliated physicians, end of period	903	879	856

	As of December 31,
OPS Agreements	2007	2006	2005
Affiliated physicians, beginning of period	188	138	133
Physician practice affiliations	111	85	34
Physician practice separations	(13)	(18)	(23)
Retiring/Other	(5)	(7)	(3)
Net conversions from (to) comprehensive service agreements	15	(10)	(3)

Affiliated physicians, end of period	296	188	138

Total affiliated physicians	1,199	1,067	994

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	As of December 31,
	2007	2006	2005
Cancer centers, beginning of period	80	83	83
Cancer centers opened (1)	2	2	4
Cancer centers closed (2)	(4)	(5)	—
Cancer centers recategorized (3)	(1)	—	(4)

Cancer centers, end of period	77	80	83

Radiation-only facilities, end of period	11	11	11

Total radiation oncology facilities (4)	88	91	94

PET systems (5)	34	33	30

(1)

Cancer centers opened during 2007 in Albany, NY and Boulder, CO. Cancer centers opened during 2005 restated to exclude one cancer center in which the Company and/or its affiliated practice participated in a joint venture with a hospital system.

(2)

In 2007, three cancer centers closed and two cancer centers were purchased by an affiliated practice that converted to an OPS agreement (one integrated cancer center and one radiation only facility). In 2006, four cancer centers closed when purchased by a separating practice and one cancer center became part of a non-consolidating joint venture.

(3)

In 2007, a cancer center was recategorized as a radiation-only facility. In 2005, the Company refined its definition of integrated cancer centers resulting in 4 locations being recategorized as radiation-only facilities

(4)	Radiation facilities at the end of 2005 restated to exclude three facilities in which the Company and/or its affiliated practice participated in a joint venture with a hospital system.

(5)	Includes 21, 12, and 8 PET/CT systems at December 31, 2007, 2006, and 2005, respectively.

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements (per operating day, except research patient enrollments):

	Year Ended December 31,
	2007	2006	2005
Medical oncology visits	10,028	9,793	9,356
Radiation treatments	2,719	2,698	2,644
IMRT treatments (included in radiation treatments)	596	489	385
PET scans	180	163	145
CT scans	743	669	574
New patients enrolled in research studies	3,050	2,723	3,363

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following discussion compares our results of operations for the years ended December 31, 2007, 2006 and 2005.

Revenue.

Revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,			Year Ended December 31, 2005
	2007	2006	Change		Change
Medical oncology services	$2,088,186	$2,080,434	0.4%	$1,893,271	9.9%
Cancer center services	349,900	323,917	8.0	292,472	10.8
Pharmaceutical services	2,282,761	1,995,664	14.4	626,498	nm	(2)
Research and other services	51,189	53,220	(3.8)	43,579	22.1
Eliminations (1)	(1,771,258)	(1,641,852)	nm (2)	(337,260)	nm	(2)

Total revenue	$3,000,778	$2,811,383	6.7	$2,518,560	11.6

As a percentage of revenue:
Medical oncology services	69.6%	74.0%		75.2%
Cancer center services	11.6	11.5		11.6
Pharmaceutical services	76.1	71.0		24.9
Research and other services	1.7	1.9		1.7
Eliminations (1)	(59.0)	(58.4)		(13.4)

Total revenue	100.0%	100.0%		100.0%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September, 2005.

(2)	Not meaningful.

A key initiative of the Company has been to reduce its financial exposure, and that of its affiliated practices, to changes in pharmaceutical economics through revenue diversification. For the periods compared in this report, revenue generated from medical oncology services has decreased from 75.2% of consolidated revenue in 2005 to 69.6% of revenue in 2007 while revenue contributed from cancer center services remained consistent and pharmaceutical services increased as a percent of revenue.

Medical Oncology Services Revenue.

Medical oncology services revenue increased $7.8 million, or 0.4 percent, to $2,088.2 million for the year ended December 31, 2007 from $2,080.4 for the year ended December 31, 2006. The revenue increase reflects an increase in the average number of daily visits due to the growth in affiliated medical oncologists in the current year. Partially offsetting the revenue growth were reduced utilization of supportive care drugs, reductions to management fees paid by affiliated practices to encourage the efficient use of capital and pharmaceutical management practices (as discussed below), financial support provided to two affiliated practices experiencing operational challenges, and the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007.

Medical oncology services revenue increased 9.9% to $2,080.4 million for the year ended December 31, 2006 from $1,893.3 million for the year ended December 31, 2005. The increase reflects pharmaceutical revenue growth in our network of affiliated medical oncologists and growth on a per physician basis. Excluding the impact of practice disaffiliations in 2006 and 2005, medical oncology visits increased approximately 7.5% from 2005. Partially offsetting pharmaceutical growth were lower reimbursement rates, primarily associated with the implementation of average sales price (“ASP”) based

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

reimbursement under Medicare, a reduction in payments under the Medicare Demonstration Project, a reduction in management fees paid by affiliated practices designed to encourage efficient behavior in connection with pharmaceutical ordering through our distribution business that became effective in July, 2006 (as discussed below) and the departure of our last large net revenue model practice in April, 2006 (see Item 3. Legal Proceedings.)

Under comprehensive service agreements, the Company’s management fees are comprised of reimbursement for expenses we incur in connection with managing a practice, plus a fee that is typically a percentage of the affiliated practice’s earnings before income taxes. Our agreements also provide for performance-based reductions in our percentage-based fee that are intended to encourage disciplined use of capital. Certain management agreements have been recently amended in 2007, to provide a platform for long-term financial improvement of the practices’ results, to encourage practice growth and efficiency, and to streamline several complex service agreements.

Additionally, in connection with our launch of our pharmaceutical distribution business, effective July 1, 2006, to promote continued support of initiatives in this area, we initiated a program to reduce management fees paid by practices affiliated under comprehensive service agreements based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. Management fees were reduced by $8.9 million for the year ended December 31, 2006 and $24.6 million for the year ended December 31, 2007.

The financial results and other data relating to affiliated practices included in our discussion of Medical Oncology Services results reflects only physicians affiliated under comprehensive services agreements.

Cancer Center Services Revenue.

In 2007, cancer center services revenue increased $26.0 million, or 8.0 percent, to $349.9 million for the year ended December 31, 2007 from $323.9 million for the year ended December 31, 2006. These increases reflect a 4.5 percent increase in radiation treatments and diagnostic radiology procedures over the same period in the prior year. Revenue increased at a rate greater than treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy. The expansion of advanced targeted radiation therapies continues the growth in these services that was experienced in 2006.

Cancer center services revenue increased 10.8% to $323.9 million for the year ended December 31, 2006 from $292.5 million for the year ended December 31, 2005. The increase reflects revenue growth in both diagnostic imaging and radiation therapy treatments performed by our affiliated physicians. On a per day basis, technology-based treatments administered in the integrated cancer centers and radiation-only facilities that we manage increased by 5.0%. Additionally, as a percentage of total radiation treatments performed, we experienced growth in targeted therapies. The financial results and other data relating to affiliated practices included in our discussion of Cancer Center Services results reflects only physicians affiliated under comprehensive services agreements.

Pharmaceutical Services Revenue.

Pharmaceutical services revenue was $2,282.8 million for the year ended December 31, 2007 from $1,995.7 million for the year ended December 31, 2006, an increase of $287.1 million, or 14.4 percent. The revenue increase is primarily due to the net addition of 132 physicians affiliated through comprehensive service and oncology pharmaceutical services (“OPS”) agreements since the close of the fourth quarter of 2006. Excluding the impact of distribution sales, pharmaceutical services revenue increased $157.7 million over the prior year due to increased revenue from physicians affiliated under OPS agreements as well as revenue from the specialty pharmacy which was launched at the end of 2006.

Pharmaceutical services revenue increased to $1,995.7 million for the year ended December 31, 2006 from $626.5 million for the year ended December 31, 2005. The increase is due primarily to incremental sales, in the amount of $1,304.6 million, by our distribution center which began operations, on a limited basis, in September, 2005. Excluding the impact of distribution sales, pharmaceutical services revenue increased $67.4 million over the prior year due to increased revenue from physicians affiliated under OPS agreements and increased revenue derived from pharmaceutical manufacturers. The increased revenue derived under OPS affiliations reflects a net increase of 50 physicians affiliated under these agreements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Research and Other Services Revenue.

Research and other services revenue consists primarily of revenue related to our cancer research program. Our cancer research program is designed to give community-based oncologists that are affiliated with us access to a broad range of the latest clinical trials. We view the research program as part of the comprehensive range of services we offer to physicians to enhance the quality of care they offer to their patients, rather than as a profit-making venture in its own right. To this end, amounts generated in excess of operating costs, including our corporate overhead and centralized costs, are returned to the participating physicians and affiliated practices. As such, revenue increases and decreases will not typically impact our results of operations.

For the year ended December 31, 2007, research and other service revenue was $51.2 million compared to $53.2 million for the year ended December 31, 2006. The decrease is primarily due to deferred revenue recognized in 2006 upon completion of a contract amendment (as discussed below). Enrollment of new patients in 2007 increased 12 percent from 2006.

Research and other services revenue increased by $9.6 million to $53.2 million for the year ended December 31, 2006 from $43.6 million for the year ended December 31, 2005. The increase is due primarily to the recognition of revenue that had been deferred as of December 31, 2005 pending finalization of a contract amendment (and satisfaction of revenue recognition criteria).

Operating Costs.

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the table below:

	Year Ended December 31,			Year Ended December 31,
	2007	2006	Change	2005	Change
Cost of products	$1,925,547	$1,753,638	9.8%	$1,545,588	13.5%
Cost of services:
Operating compensation and benefits	479,177	458,006	4.6	418,102	9.5
Other operating costs	293,677	274,665	6.9	245,630	11.8
Depreciation and amortization	73,159	69,351	5.5	67,414	2.9

Total cost of services	846,013	802,022	5.5	731,146	9.7

Total cost of products and services	$2,771,560	$2,555,660	8.4	$2,276,734	12.3

As a percentage of revenue:
Cost of products	64.2%	62.4%		61.4%
Cost of services:
Operating compensation and benefits	16.0	16.3		16.6
Other operating costs	9.8	9.8		9.8
Depreciation and amortization	2.4	2.5		2.7

Total cost of services	28.2	28.6		29.1

Total cost of products and services	92.4%	91.0%		90.5%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments. Cost of products increased 9.8% in 2007 and 13.5% in 2006 which corresponds with product revenue increases of 8.1% and 12.8%, respectively, for corresponding periods.

As a percentage of revenue, cost of products was 64.2% in 2007, 62.4 % in 2006, and 61.4% in 2005. The increase in 2007 over 2006 was mainly due to product revenue increasing as a percentage of total revenue which reflects net growth in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

the number of physicians affiliated under our OPS model. In addition, drug costs have increased as a percentage of product revenue due to reduced ESA utilization as supportive care drugs had higher margins, on average, than other drugs used by oncologists. We recognize product revenue from both comprehensive and OPS agreements based upon the terms on which we offer pharmaceutical services under the OPS model. The increase in 2006 over 2005 relates to higher pharmaceutical costs which had not yet been reflected in ASP-based reimbursement, which is based on average sales prices effective two quarters prior to establishing the current reimbursement rate. Accordingly, increasing pharmaceutical costs will generally impact our cost of products prior to the corresponding revenue increase.

Cost of Services. Cost of services includes operating compensation and benefits of our operating-level employees and the employees, other than physicians, of practices affiliated under comprehensive services agreements. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.2% in 2007, 28.6% in 2006, and 29.1% in 2005, reflecting the economies of scale being obtained by our operating segments.

Corporate Costs and Net Income (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.)”.

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change		2005	Change
General and administrative expense	$84,326	$76,948	9.6%		$72,008	6.9%
Compensation expense under long-term incentive plan	—	—	—		14,507	nm (1)
Impairment and restructuring charges	15,126	—	nm	(1)	—	—
Depreciation and amortization	16,172	13,983	15.7		17,504	(20.1)
Interest expense, net	95,342	92,870	2.7		84,174	10.3
Minority interests	3,619	2,388	51.5		2,003	19.2
As a percentage of revenue:
General and administrative expense	2.8%	2.7%			2.9%
Compensation expense under long-term incentive plan	—	—			0.6
Impairment and restructuring charges	0.5	—			—
Depreciation and amortization	0.5	0.5			0.7
Interest expense, net	3.2	3.3			3.3
Minority interests	0.1	0.1			0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $84.3 million in 2007, $76.9 million in 2006, and $72.0 million in 2005. The increase in 2007 over the prior year is due to higher personnel costs, which reflect annual merit increases and personnel investments made to support our expanded regional infrastructure, as well as higher marketing costs to support our branding campaign and consulting expenses associated with an upgrade to the Company’s information system. The increase in 2006 over the prior year reflects additional costs, including corporate personnel, travel and consulting fees, incurred to support our strategic initiatives, as well as professional fees associated with (i) the separation of a 35 physician net revenue model practice in April, 2006 and (ii) responding to a subpoena received from the Department of Justice (see Item 3 “Legal Proceedings”). Partially offsetting these costs was a $2.0 million reduction in sales tax expense attributable to favorable settlements in several states, and a $1.7 million reduction in stock-based compensation expense.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Included in general and administrative expense for 2007, 2006 and 2005, is non-cash compensation expense of $0.8 million, $2.1 million, and $3.9 million, respectively, associated with the amortization of restricted stock and stock option awards issued under our equity incentive plans.

Impairment and restructuring charges. During the year ended December 31, 2007, we recognized impairment and restructuring charges of $15.1 million. No impairment and restructuring charges were recognized during the years ended December 31, 2006 and 2005.

The components of the 2007 charges are as follows (in thousands):

Year Ended December 31, 2007
Services agreement, net	$9,339
Property and equipment, net	4,974
Future lease obligations	792
Other	21

Total	$15,126

In two markets in which we have affiliated practices, market-specific conditions caused us to recognize impairment and restructuring charges amounting to $7.4 million during 2007. We remain committed to these markets and have taken actions to improve performance, including consolidation of facilities, transfers of assets, and recruiting physicians, designed to better align each of the practices with our strategic direction. As we work to restructure operations in these markets, we expect that they will likely continue to underperform relative to the network and we may recognize additional costs.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, our affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. We are appealing this determination and are exploring other options which would make the treatment facility available to radiation therapy patients. These efforts did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of our investment was not considered likely and an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. With our affiliated practice, we restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, we recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, we did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with our management service agreement in the market.

Also during the year ended December 31, 2007, we agreed to terminate comprehensive service agreements with two practices previously affiliated with us and to instead contract with them under our OPS model. We recognized impairment and restructuring charges of $7.7 million related to these practices, which relate primarily to a $5.0 million write-off of our service agreement intangible assets, where the comprehensive service agreement was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of our carrying value over the acquisition price paid by the practices.

Other corporate charges. During 2005 we incurred a charge that management does not consider meaningful in understanding the trends impacting our current or anticipated results of operations for $14.5 million of compensation expense under our long-term incentive plan as the result of paying a special dividend to our shareholders.

Interest expense, net. Interest expense, net, increased to $95.3 million during the twelve months ended December 31, 2007 from $92.9 million during the twelve months ended December 31, 2006. The increase over prior year reflects the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

$100.0 million borrowing under the term loan facility in July, 2006, which was partially offset by decreasing interest rates at the end of 2007 related to our variable rate debt instruments that are based on margin paid over LIBOR. Interest expense, net, increased to $92.9 million in 2006 from $84.2 million 2005. The increase over 2005 reflects additional borrowings, including draw downs against our line of credit and indebtedness under our $100.0 million Term Loan C facility, as well as increasing interest rates compared to 2005 related to our variable rate debt that is based on margin paid over LIBOR.

Income taxes. Our effective tax rate was 50.9% for 2007 and 39.6% for 2006 and 40% for 2005. The increase in the effective tax rate in 2007 is due primarily to the Texas margin tax (which became effective January 1, 2007). Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax. The decrease in the effective tax rate in 2006 compared to 2005 is attributable to the relationship of non-deductible costs to increased income before income taxes generated during the current period. The difference between our effective and statutory tax rates is attributable primarily to the Texas margin tax (in 2007), and to non-deductible entertainment and public policy costs.

Net Income. Net income for 2007 was $7.2 million, a decrease from $42.0 million for 2006. Income from operations, which includes $15.1 million in impairment and restructuring charges, decreased $51.2 million due primarily to the impact of management fee reductions and lower utilization of supportive care drugs. The results of fiscal year 2007 also include increased corporate costs, interest expense and income taxes. Net income for 2006 was $42.0 million, an increase of $11.0 million over 2005. The increase is attributable to a $27.0 million increase in income from operations, which includes the effect of $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005, that did not recur in 2006. Partially offsetting the increase in income from operations was higher interest and income tax expenses which collectively increased $15.6 million.

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change		2005	Change
General and administrative expense	$97	$232	-58.2%		$349	-33.5%
Interest expense, net	42,154	24,218	74.1%		18,369	31.8%
Other expense	11,885	—	nm	(1)	—	nm	(1)
Loss on early extinguishment of debt	12,917	—	nm	(1)	—	nm	(1)

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $0.1 million, $0.2 million and $0.3 million during 2007, 2006 and 2005, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Holdings Notes”).

Interest expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $42.2 million during the year ended December 31, 2007 and $24.2 million for the year ended December 31, 2006. The increase reflects the refinancing of the Holdings Notes in March, 2007 which resulted in $175.0 million incremental borrowings.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, we elected to pay interest on the Holdings Notes by issuing additional notes (“PIK interest”) for the semiannual period ending March 15, 2008. Based on our financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations imposed by the indebtedness of US Oncology, Inc. on the restricted payments that will be available to service the Holdings Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. We estimate that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes, with the remaining 50% paid as PIK interest which is an election available under the terms of the Notes. As a result of these circumstances, we have discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Because cash flow hedge accounting will no longer be applied to this instrument, changes in its fair value will be recorded currently in earnings.

Loss on Debt Extinguishment. In connection with refinancing of Holdings indebtedness during the three months ended March 31, 2007, we recognized a $12.9 million extinguishment loss related to payment of 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Other Income (Expense). Other expense represents an unrealized loss of $11.9 million related to our interest rate swap for the year ended December 31, 2007, for which cash flow hedge accounting has been discontinued. Because the interest rate swap is no longer accounted for as a cash flow hedge, all changes in fair value attributable to this instrument are reported currently in earnings. Such changes may have a material impact on net income reported in future periods.

Income Taxes. Holdings effective tax rate was a benefit of 33.3% and a provision of 42.0% for the years ended December 31, 2007 and 2006, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate. The year ended December 31, 2007 also includes the loss on extinguishment of debt incurred by Holdings. For 2007, the impact of the Texas margin tax was to reduce the effective tax rate (benefit) as it represents an expense to the Company because it excludes items contributing to the net loss incurred.

Net Income (Loss). Holdings’ incremental net loss for the year ended December 31, 2007 and 2006 was $42.2 million and $15.9 million, respectively. The difference compared with the prior year is primarily due to the loss on debt extinguishment related to the refinancing of Holdings’ Notes referred to previously, the unrealized loss on the related interest rate swap and higher interest expense due to the increased $175.0 million in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of December 31, 2007 and 2006.

	US Oncology Holdings, Inc.		US Oncology, Inc.
	2007	2006	2007	2006
Current assets	$776,333	$899,080	$758,695	$900,196
Current liabilities	543,974	637,284	556,463	646,174

Net working capital	$232,359	$261,796	$202,232	$254,022

Long-term indebtedness	$1,456,569	$1,319,664	$1,031,569	$1,069,664

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is included in the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries. As of February 26, 2008, we had cash and cash equivalents of approximately $122.7 million.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following table summarizes the cash flows of Holdings and US Oncology (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Net cash provided by operating activities	$164,677	$20,517	$113,914	$198,030	$43,639	$124,555
Net cash used in investing activities	(93,170)	(110,768)	(90,234)	(93,170)	(110,768)	(90,234)
Net cash provided by (used in) financing activities	(204,018)	246,181	(18,242)	(237,370)	223,058	(28,883)

Net increase (decrease) in cash and equivalents	(132,511)	155,930	5,438	(132,510)	155,929	5,438
Cash and equivalents, beginning of period	281,768	125,838	120,400	281,766	125,837	120,399

Cash and equivalents, end of period	$149,257	$281,768	$125,838	$149,256	$281,766	$125,837

Cash Flows from Operating Activities

Holdings generated cash flow from operations of $164.7 million during 2007 compared to $20.5 million during 2006. The increase in operating cash flow was primarily due to increased receivable collections during the current year and working capital investments during 2006, principally for inventory and accounts payable at the Company’s distribution center. The 2006 working capital investments also impacted the comparison of cash flow from operations of $20.5 million during 2006 from $113.9 million during 2005.

For the years ended December 31, 2007 and 2006, the operating cash flow of US Oncology exceeded that of Holdings by $33.3 million and $23.1 million, respectively. This difference relates primarily to interest obligations on the Holdings Notes that are financed by a dividend to Holdings (and are considered a financing cash flow of US Oncology, Inc.)

Cash Flows from Investing Activities

During the year ended December 31, 2007, cash used for investing activities was $93.2 million compared to $110.8 million for investing activities in 2006. The decrease was primarily due to the purchase of AccessMed for $31.4 million in 2006 partially offset by increased capital expenditures. During the year ended December 31, 2007, capital expenditures were $90.9 million, including $40.9 million relating to the development and construction of cancer centers. Capital expenditures for maintenance were $47.1 million. Also during 2007, we funded a $4.7 million investment in a joint venture in which an affiliated practice and a hospital provide radiation therapy services.

During the year ended December 31, 2006, cash used for investing activities was $110.8 million compared to $90.2 million for investing activities in 2005. The increase was primarily due to paying $31.4 million, net of cash acquired, for the acquisition of AccessMed in 2006. During the year ended December 31, 2006, cash used for investing activities consisted primarily of $82.6 million in capital expenditures, including $39.3 million relating to the development and construction of cancer centers.

Cash Flows from Financing Activities

During the year ended December 31, 2007, $204.0 million was used in financing activities. In January, 2007, the Company used $150.0 million proceeds from a private placement of preferred and common stock, along with $40.0 million in cash, to pay a $190.0 million dividend to shareholders of record immediately prior to the offering. Cash used in financing activities also includes $10.1 million for scheduled repayments of indebtedness. In March, 2007, Holdings completed a $425.0 million senior floating rate PIK toggle note offering. Net proceeds from the offering were $413.2 million of which $256.8 million was used to repay the existing $250.0 million floating rate notes, including call premiums, and a $158.6 million dividend to common and preferred shareholders. Cash flow used by US Oncology for financing activities also includes distributions of $34.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

During the year ended December 31, 2006, $246.2 million was provided from financing activities which primarily relates to term loan proceeds of $100.0 million received in July, 2006, partially offset by principal repayments for outstanding indebtedness and $150.0 million proceeds received from the private placement of preferred and common stock in December, 2006. As previously mentioned, proceeds from the offering, along with cash on hand, were used to pay a $190.0 million dividend in January, 2007. Cash flow used by US Oncology for financing activities also includes distributions of $23.7 million to Holdings to finance the payment of interest obligations on the Holdings Notes.

The payment of interest on the Holdings Notes and the new Notes (when interest is paid in cash) is financed through receipt of periodic dividends from US Oncology to Holdings. During the year ended December 31, 2007, US Oncology paid $34.9 million to its parent for the payment of interest on Holdings Notes and the new Notes. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available.

Amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $13.8 million as of December 31, 2007. Due to the uncertainty regarding the impact of reduced Medicare reimbursement for ESA’s, in September, 2007, we elected to pay PIK interest Notes for the semiannual period ending March 15, 2008. Based on our financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. We expect that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes, with the remainder paid as PIK interest which is an alternative available under the terms of the Notes.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest, net, taxes, depreciation, amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information” on page 53 of this report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following table reconciles net income as shown in our Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in our Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Net income (loss)	$(34,973)	$26,158	$19,089	$7,186	$42,025	$30,978
Interest expense, net	137,496	117,088	102,543	95,342	92,870	84,174
Income taxes	(17,447)	18,926	13,823	7,447	27,509	20,652
Depreciation and amortization	89,331	83,334	84,918	89,331	83,334	84,918
Amortization of stock compensation	753	2,149	3,883	753	2,149	3,883
Minority interest expense (1)	3,619	2,388	—	3,619	2,388	—
Other (income) expense	11,885	—	—	—	—	—

EBITDA	190,664	250,043	224,256	203,678	250,275	224,605
Compensation expense under long- term incentive plan	—	—	14,507	—	—	14,507
Loss on early extinguishment of debt	12,917	—	—	—	—	—
Impairment, restructuring and other charges, net	15,126	—	—	15,126	—	—
Changes in assets and liabilities	77,708	(97,934)	(18,650)	81,023	(90,679)	(19,898)
Minority interest expense (1)	—	—	2,003	—	—	2,003
Deferred income taxes	(11,689)	4,422	8,164	992	4,422	8,164
Interest expense, net	(137,496)	(117,088)	(102,543)	(95,342)	(92,870)	(84,174)
Income taxes	17,447	(18,926)	(13,823)	(7,447)	(27,509)	(20,652)

Net cash provided by operating activities	$164,677	$20,517	$113,914	$198,030	$43,639	$124,555

(1)	Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Segment Information. The table below presents information about reported segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(262,190)	(2,191,828)	(51,982)	(128,788)	1,771,258	(2,872,058)
Impairment and restructuring charges	(1,552)	(4,235)	—	—	(9,339)	—	(15,126)

Income (loss) from operations	78,106	83,475	90,933	(793)	(138,127)	—	113,594
Add back:
Depreciation and amortization	—	39,131	5,196	542	44,462	—	89,331
Amortization of stock- based compensation	—	—	—	—	753	—	753

EBITDA	$78,106	$122,606	$96,129	$(251)	$(92,912)	$—	$203,678

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(97)	$—	$(97)
Loss on early extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$78,106	$122,606	$96,129	$(251)	$(105,926)	$—	$190,664

	Year Ended December 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,518,975	$—	$1,945,018	$—	$—	$(1,641,852)	$1,822,141
Service revenues	561,459	323,917	50,646	53,220	—	—	989,242

Total revenues	2,080,434	323,917	1,995,664	53,220	—	(1,641,852)	2,811,383
Operating expenses	(1,955,969)	(246,363)	(1,915,906)	(53,177)	(117,028)	1,641,852	(2,646,591)

Income (loss) from operations	124,465	77,554	79,758	43	(117,028)	—	164,792
Add back:
Depreciation and amortization	—	38,423	3,960	871	40,080	—	83,334
Amortization of stock- based compensation	—	—	—	—	2,149	—	2,149

EBITDA	$124,465	$115,977	$83,718	$914	$(74,799)	$—	$250,275

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(232)	$—	$(232)

EBITDA	$124,465	$115,977	$83,718	$914	$(75,031)	$—	$250,043

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,354,749	$—	$598,454	$—	$—	$(337,260)	$1,615,943
Service revenues	538,522	292,472	28,044	43,579	—	—	902,617

Total revenues	1,893,271	292,472	626,498	43,579	—	(337,260)	2,518,560
Operating expenses	(1,729,302)	(228,463)	(583,924)	(47,478)	(114,339)	337,260	(2,366,246)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Income (loss) from operations	163,969	64,009	42,574	(3,899)	(128,846)	—	137,807
Minority interest (2)	(545)	(723)	—	—	(735)	—	(2,003)
Add back:
Depreciation and amortization	44	39,788	1,346	1,409	42,331	—	84,918
Amortization of stock- based compensation	—	—	—	—	3,883	—	3,883

EBITDA	$163,468	$103,074	$43,920	$(2,490)	$(83,367)	$—	$224,605

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(349)	$—	$(349)

EBITDA	$163,468	$103,074	$43,920	$(2,490)	$(83,716)	$—	$224,256

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

Medical Oncology Services. Medical Oncology Services EBITDA for the year ended December 31, 2007 decreased $46.4 million, or 37.2 percent, compared to the year ended December 31, 2006. The EBITDA decrease is primarily due to reduced utilization of supportive care drugs and the management fee revisions discussed previously (see “Results of Operations – Revenue – Medical Oncology Services”), the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007 and financial support provided to two affiliated practices experiencing operational challenges. The impact on drug margin of reduced utilization of supportive care drugs was partially offset by lower drug costs resulting from the renegotiation of certain manufacturer discounts and rebates. In addition, the year ended December 31, 2007 included a $1.6 million impairment charge recorded in the medical oncology services segment.

During the year ended December 31, 2006, EBITDA decreased $39.0 million, or 23.9 percent, compared to the year ended December 31, 2005. The EBITDA decrease is due to the implementation of average sales price based reimbursement by Medicare, a reduction of payments under the Medicare Demonstration Project and as previously discussed, a reduction of management fees paid by affiliated practices, effective July 1, 2006, based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. The Medicare ASP-based reimbursement was effective January 1, 2005, but resulted in declining reimbursement rates in each quarter of 2005 and the first quarter of 2006 before stabilizing.

Cancer Center Services. Cancer Center Services EBITDA for the year ended December 31, 2007 was $122.6 million, representing an increase of 5.7 percent over the year ended December 31, 2006. This increase reflects a 3.2 percent increase in radiation treatments and diagnostic radiology procedures over the same period in the prior year which were

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

partially offset by reduced Medicare reimbursement for diagnostic radiology services effective January 1, 2007. EBITDA increased at a rate greater than treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy. Partially offsetting the increase was $4.2 million in impairment and restructuring charges recorded during the year ended December 31, 2007 (see “Results of Operations – Impairment and Restructuring Charges”).

Cancer Center Services EBITDA for the year ended December 31, 2006 was $116.0 million, representing an increase of 12.5 percent over the year ended December 31, 2005. This increase reflects a 5.0 percent increase in radiation treatments and diagnostic radiology procedures, the contribution of additional investments in diagnostic and radiation therapy equipment and the clinical acceptance of targeted radiation therapy.

Pharmaceutical Services. Pharmaceutical services EBITDA was $96.1 million for the year ended December 31, 2007, an increase of $12.4 million, or 14.8 percent, over the year ended December 31, 2006, which is consistent with the revenue increase driven by the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements which more than offset the impact of reduced ESA utilization.

Pharmaceutical services EBITDA was $83.7 million for the year ended December 31, 2006, an increase of $39.8 million, due to 2006 being the first full year of operations for the distribution center as well as incremental revenues from data services provided to manufacturers.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to include the following:

•

Payments made for acquisition of assets and additional consideration in connection with new practice affiliations under comprehensive service agreements. In July 2007, we contributed $9.7 million toward investments in two joint ventures. In addition, we have committed to pay $3.0 million in consideration that will be paid for a new CSA affiliation when it becomes effective during the first quarter of 2008 and have already paid $38.7 million in cash and $32.6 million in notes in consideration for an affiliation with a 47 physician practice whose comprehensive management services agreement was effective January 1, 2008.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers;

•

Funding of working capital, including advance purchases of pharmaceuticals when pricing opportunities are available or to obtain certain rebates and discounts under contracts with volume-based thresholds;

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed;

•	Debt service requirements on our outstanding indebtedness; and

•	Payments made for possible acquisitions to support strategic initiatives.

For all of 2008, we anticipate spending $90 to $105 million for the development of cancer centers, purchase of clinical equipment and investment in information systems.

As of February 26, 2008, we had cash and cash equivalents of $122.7 million and $133.7 million available under our $160.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $26.3 million). In the event that cash on hand, combined with amounts available under the credit facility, are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance which would result in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

Indebtedness

We have a significant amount of indebtedness. On December 31, 2007, we had aggregate indebtedness of approximately $1,495.2 million of which $1,070.2 million, including current maturities of $38.6 million, represents obligations of US Oncology, Inc., and $425.0 million represents an obligation of Holdings.

In August 2004, we entered into our senior secured credit facility and issued $575.0 million in unsecured notes.

At inception, the senior secured credit facility provided for senior secured financing of up to $560.0 million and was later increased to $660.0 million during the year ended December 31, 2006. The facility consists of a $160.0 million revolving credit facility and a $500.0 million term loan facility. The revolving credit facility includes a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. Borrowings under the revolving credit facility, and term loans bear interest at a rate equal to a rate based on the prime rate or the London Interbank Offered Rate, based on a defined formula. At December 31, 2007 and 2006, no amounts had been borrowed under the revolving credit facility. At February 26, 2008, $133.7 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $26.3 million. The term loan facility has a maturity of seven years and had been drawn in full. The amount outstanding under the term loan was $471.6 million as of December 31, 2007. No additional amounts may be borrowed under the term loan facility.

The unsecured notes consist of $300.0 million in aggregate principal amount of the 9% senior notes due 2012 and $275.0 million in aggregate principal amount of the 10.75% senior subordinated notes due 2014. The sale of the unsecured notes was exempt from registration under the Securities Act. The initial purchasers subsequently resold their notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes were subsequently exchanged for substantially identical notes in an exchange offer registered with the Securities and Exchange Commission.

The revolving credit facility, the term loans and the unsecured notes contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the revolving credit facility, the term loans and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the revolving credit facility and the term loans.

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. On November 30, 2007, we amended our senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provide flexibility as the Company responds to the adverse impact of reduced ESA reimbursement. In addition, the amendment increases our ability to invest in future growth by increasing capital available for physician affiliations and other investments, as well as making other revisions necessary to support diversification into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as a debt issuance cost to be amortized over the remaining term of the senior secured facility. At December 31, 2007, our minimum interest coverage ratio was 2.00:1 and our maximum leverage ratio was 5.75:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. The payment required for the year ended December 31, 2007 under this provision is approximately $29.4 million and is due April 4, 2008. No such payment was required for the year ended December 31, 2006. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. In March 2005, we amended our senior secured credit facility to permit the issuance of the Holdings Notes and to use the proceeds to pay a dividend to the stockholders of Holdings. In December 2006, we amended our senior secured credit facility to permit a private offering and the use of the proceeds along with cash on hand for payment of a dividend. In March 2007, we amended the facility to permit the refinancing of the $250 million Holdings notes with proceeds from the $425 million senior floating rate PIK toggle notes (see below), and to use the remaining proceeds, after transaction costs, toward dividends paid in March.

We are currently in compliance with covenants under the revolving credit facility, term loans and unsecured notes with no borrowings currently outstanding under the revolving credit facility. Our financing arrangements are described in more detail in Note 6 to our Consolidated Financial Statements included in this Annual Report.

During the quarter ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The initial interest payment of $21.2 million due September 15, 2007 was made in cash which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations relating to our indebtedness, capital leases, noncancelable leases and outstanding purchase obligations at December 31, 2007. Our contractual obligations related to the indebtedness of US Oncology and US Oncology Holdings include both scheduled principal repayments and interest that will accrue on the outstanding principal balance. We have estimated interest obligations on variable rate indebtedness, unless hedged through the use of an interest rate swap, using the base rate in effect as of December 31, 2007, plus the spread paid over that base rate on the related indebtedness. In most circumstances, our variable rate indebtedness bears interest based upon a spread over the six month LIBOR which was 4.6% as of December 31, 2007.

Obligations	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
US Oncology debt and interest payments due	$129,300	$95,854	$316,123	$264,221	$358,551	$337,113
Holdings debt and interest payments due (1)	42,209	42,209	42,209	42,209	435,552	—
Capital lease payments due	352	307	315	322	330	2,925
Noncancelable operating leases	69,666	66,052	57,945	46,997	40,056	213,468
Reserve for uncertain tax positions	2,270	—	—	—	—	—
(1)

Interest payments on the Holdings Notes can be made in cash, in-kind or through a 50/50 combination thereof. Contractual obligations reflect interest expected to accrue during the specified period without regard to the elected method of interest payment. Interest associated with additional notes issued as a result of electing to pay interest in kind will be reflected in future periods once those notes have been issued. Interest on notes to be issued in March, 2008, as a result of our election to settle interest due March 15, 2008 in kind, has not been reflected in the table above as those notes were not outstanding as of December 31, 2007.

Purchase obligations consist of outstanding amounts on purchase orders issued for capital improvements and fixed asset purchases. We do not aggregate purchase orders for purchases other than capital improvements and fixed assets, because the period of time between the date of the commitment and the receipt of the supplier invoice is deemed immaterial. We impose preauthorized limits of authority for all expenditures.

We are obligated to pay $3.0 million under pending construction contracts, which we would expect to pay during 2008, depending on the progress of the construction projects. For a further discussion of our commitments and contingencies, see Note 9 to our Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements and Leases

We have entered into no off-balance sheet arrangements, other than noncancelable operating lease commitments entered into in the normal course of business. We lease office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2007, total future minimum lease payments, including escalation provisions and leases with parties affiliated with practices are reflected in the preceding table as noncancelable operating leases. We are a 50% partner in a joint venture which owns real property on which a new headquarters facility is being constructed, which will be leased to the Company. Our initial investment in the joint venture was $5.0 million and we could be liable for a capital call of up to an additional $1.5 million, if required. Our obligations under the lease agreement are included in the amounts shown in the preceding table.

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

Interest Rates

We are subject to interest rate risk on our long-term fixed and variable-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us (i) to changes in market interest rates reflected in the fair value of the debt and (ii) to the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the London Interbank Offered Rate (“LIBOR”).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our long-term fixed rate borrowings subject to interest rate risk consist of the following:

	As of December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.00% Senior Notes, due 2012	$300,000	$295,875	$300,000	$316,500
10.75% Senior Subordinated Notes, due 2014	275,000	271,563	275,000	303,875

In general, quoted market prices are available for the fixed rate borrowings summarized above and, when available, we believe quoted market prices are the best measure of fair value. Absent the availability of quoted market prices, the fair values for long-term fixed rate debt would be computed based on the present value of future cash flows as impacted by the changes in the market rates for similar instruments.

Our variable-interest rate borrowings include $425.0 million floating rate PIK toggle notes issued by Holdings, $471.6 million term borrowings under our Senior Secured Credit Facility and, potentially, any future borrowings under the revolving credit facility. At December 31, 2007, we had no outstanding borrowings under our revolving credit facility. As discussed below, we have used interest rate swaps to manage our exposure to variable interest rates. Our variable interest rate exposure related to the floating rate notes issued by Holdings has been hedged by an interest rate swap agreement through March 15, 2012.

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. To perform this sensitivity analysis, we assess the impact of hypothetical changes in interest rates on variable interest rate instruments excluding instruments whose variable rate exposure has been hedged by an interest rate swap agreement. A one percent increase or decrease in the market interest rates, with all other variables held constant, would result in a corresponding increase or decrease in our annual interest expense of approximately $4.7 million for borrowings under our Senior Secured Credit Facility. Additionally, a one percent increase or decrease would result in a corresponding increase or decrease in our annual interest expense associated with the Holdings Notes of $4.3 million. At the Company’s option, subject to restrictions in other indebtedness, the Company has the option to pay this interest expense in cash, through additional notes, or a 50% cash/50% additional notes combination. Interest on these notes has been fixed through an interest rate swap agreement until March 15, 2012 (see “Interest Rate Swap” below).

The carrying value of current maturities of indebtedness of $38.6 million at December 31, 2007 and $9.4 million at December 31, 2006 approximates fair value.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, we elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on our financial projections, which include the adverse impact of reduced

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. We estimate that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes which is an election available under the terms of the Notes. As a result of these circumstances, we have discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income related to the discontinued cash flow hedge are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring.

At December 31, 2007, accumulated other comprehensive income includes $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million cannot be considered probable of not occurring. This amount is based upon the principal amount of Notes on which cash interest is expected to be paid, taking into consideration approximately $22.7 million incremental Notes to be issued for the semiannual interest payment due March 15, 2008. Although this cash flow hedge is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the $471.6 million floating rate debt outstanding under US Oncology’s senior secured credit facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of US Oncology Holdings, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of US Oncology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of US Oncology, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2008

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$149,257	$281,768	$149,256	$281,766
Accounts receivable	318,976	341,306	318,976	341,306
Other receivables	120,285	105,544	120,285	105,544
Prepaid expenses and other current assets	26,544	21,139	22,801	21,139
Inventories	82,822	78,381	82,822	78,381
Deferred income taxes	7,428	4,268	4,260	4,268
Due from affiliates	71,021	66,674	60,295	67,792

Total current assets	776,333	899,080	758,695	900,196
Property and equipment, net	399,621	393,318	399,621	393,318
Service agreements, net	223,850	240,100	223,850	240,100
Goodwill	757,270	757,870	757,270	757,870
Other assets	79,299	76,126	69,214	68,498

	$2,236,373	$2,366,494	$2,208,650	$2,359,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$38,613	$9,397	$38,613	$9,397
Accounts payable	242,172	198,978	241,093	198,696
Dividends payable	—	190,000	—	40,609
Due to affiliates	170,432	146,683	177,265	303,516
Accrued compensation cost	30,045	26,854	30,045	26,854
Accrued interest payable	24,949	30,965	24,949	24,111
Income taxes payable	—	1,842	6,735	10,426
Other accrued liabilities	37,763	32,565	37,763	32,565

Total current liabilities	543,974	637,284	556,463	646,174
Deferred revenue	8,380	8,337	8,380	8,337
Deferred income taxes	23,289	33,520	33,532	32,886
Long-term indebtedness	1,456,569	1,319,664	1,031,569	1,069,664
Other long-term liabilities	39,492	8,032	11,166	8,032

Total liabilities	2,071,704	2,006,837	1,641,110	1,765,093
Commitments and contingencies (Note 9)
Minority interests	13,217	14,148	13,217	14,148
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, respectively	308,174	312,749	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding	53,431	50,797	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 140,618,380 and 141,021,880 shares issued and outstanding, respectively	141	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	549,186	580,740
Accumulated other comprehensive income (loss), net of tax	(1,534)	951	—	—
Retained (deficit) earnings	(208,760)	(19,129)	5,136	—

Total stockholders’ (deficit) equity	(210,153)	(18,037)	554,323	580,741

	$2,236,373	$2,366,494	$2,208,650	$2,359,982

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Product revenue	$1,970,106	$1,822,141	$1,615,943	$1,970,106	$1,822,141	$1,615,943
Service revenue	1,030,672	989,242	902,617	1,030,672	989,242	902,617

Total revenue	3,000,778	2,811,383	2,518,560	3,000,778	2,811,383	2,518,560
Cost of products	1,925,547	1,753,638	1,545,588	1,925,547	1,753,638	1,545,588
Cost of services:
Operating compensation and benefits	479,177	458,006	418,102	479,177	458,006	418,102
Other operating costs	293,677	274,665	245,630	293,677	274,665	245,630
Depreciation and amortization	73,159	69,351	67,414	73,159	69,351	67,414

Total cost of services	846,013	802,022	731,146	846,013	802,022	731,146
Total cost of products and services	2,771,560	2,555,660	2,276,734	2,771,560	2,555,660	2,276,734
General and administrative expense	84,423	77,180	72,357	84,326	76,948	72,008
Compensation expense under long- term incentive plan	—	—	14,507	—	—	14,507
Impairment and restructuring charges	15,126	—	—	15,126	—	—
Depreciation and amortization	16,172	13,983	17,504	16,172	13,983	17,504

	2,887,281	2,646,823	2,381,102	2,887,184	2,646,591	2,380,753
Income from operations	113,497	164,560	137,458	113,594	164,792	137,807
Other income (expense):
Interest expense, net	(137,496)	(117,088)	(102,543)	(95,342)	(92,870)	(84,174)
Minority interests	(3,619)	(2,388)	(2,003)	(3,619)	(2,388)	(2,003)
Loss on early extinguishment of debt	(12,917)	—	—	—	—	—
Other income (expense)	(11,885)	—	—	—	—	—

Income (loss) before income taxes	(52,420)	45,084	32,912	14,633	69,534	51,630
Income tax benefit (provision)	17,447	(18,926)	(13,823)	(7,447)	(27,509)	(20,652)

Net income (loss)	$(34,973)	$26,158	$19,089	$7,186	$42,025	$30,978

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	(2,485)	39	912	—	—	—

Comprehensive income (loss)	$(37,458)	$26,197	$20,001	$7,186	$42,025	$30,978

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance at December 31, 2004	118,974	$119	$108,176	$(6,794)	$—	$10,984	$112,485
Private equity offering proceeds	177	—	176	—	—	—	176
Restricted stock award issuances	390	—	625	(625)	—	—	—
Amortization of deferred compensation	—	—	—	3,883	—	—	3,883
Exercise of options to purchase common stock	5	1	4	—	—	—	5
Dividends paid	—	—	(46,991)	—	—	(2,994)	(49,985)
Accretion of preferred stock dividends	—	—	—	—	—	(22,168)	(22,168)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	912	—	912
Net income	—	—	—	—	—	19,089	19,089

Balance at December 31, 2005	119,546	120	61,990	(3,536)	912	4,911	64,397
Private equity offering proceeds	21,650	22	98,644	—	—	—	98,666
Shares issued in affiliation transactions	70	—	321	—	—	—	321
Restricted stock award issuances	600	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,146)	(1)	—	—	—	—	(1)
Amortization of deferred compensation	—	—	2,149	—	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—	—
Exercise of options to purchase common stock	302	—	338	—	—	—	338
Dividend declared	—	—	(159,906)	—	—	(30,094)	(190,000)
Accretion of preferred stock dividends	—	—	—	—	—	(20,104)	(20,104)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	39	—	39
Net income	—	—	—	—	—	26,158	26,158

Balance at December 31, 2006	141,022	141	—	—	951	(19,129)	(18,037)
Restricted stock award issuances	250	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,129)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	753	—	—	—	753
Exercise of options to purchase common stock	476	—	1,227	—	—	—	1,227
Dividends paid	—	—	—	—	—	(133,580)	(133,580)
Accretion of preferred stock dividends	—	—	(1,980)	—	—	(21,078)	(23,058)
Accumulated other comprehensive loss for unrealized loss on interest rate swap, net of tax	—	—	—	—	(2,485)	—	(2,485)
Net loss	—	—	—	—	—	(34,973)	(34,973)

Balance at December 31, 2007	140,619	$141	$—	$—	$(1,534)	$(208,760)	$(210,153)

The accompanying notes are an integral part of these statements.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Balance at December 31, 2004	100	$1	$567,364	$(6,794)	$21,752	$582,323
Contribution of private equity offering proceeds	—	—	899	—	—	899
Contribution of restricted stock award issuances	—	—	625	(625)	—	—
Amortization of deferred compensation	—	—	—	3,883	—	3,883
Dividends paid	—	—	—	—	(32,724)	(32,724)
Contribution of expenses associated with Holdings debt offering, net	—	—	14,890	—	—	14,890
Net income	—	—	—	—	30,978	30,978

Balance at December 31, 2005	100	1	583,778	(3,536)	20,006	600,249
Contribution of shares issued in affiliation transactions	—	—	321	—	—	321
Amortization of deferred compensation	—	—	2,149	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—
Dividends declared	—	—	(2,031)	—	(38,578)	(40,609)
Dividends paid	—	—	(260)	—	(23,453)	(23,713)
Contribution of proceeds from exercises of options to purchase common stock	—	—	319	—	—	319
Net income	—	—	—	—	42,025	42,025

Balance at December 31, 2006	100	1	580,740	—	—	580,741
Amortization of deferred compensation and stock options	—	—	753	—	—	753
Contribution of proceeds from exercises of options to purchase common stock	—	—	535	—	—	535
Dividends paid	—	—	(32,842)	—	(2,050)	(34,892)
Net income	—	—	—	—	7,186	7,186

Balance at December 31, 2007	100	$1	$549,186	$—	$5,136	$554,323

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Cash flows from operating activities:
Net income	$(34,973)	$26,158	$19,089	$7,186	$42,025	$30,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	98,151	90,628	91,870	96,115	89,896	91,322
Deferred income taxes	(11,689)	4,422	8,164	992	4,422	8,164
Non-cash compensation expense	753	2,149	3,883	753	2,149	3,883
(Gain)/Loss on sale of assets	151	(196)	—	151	(196)	—
Minority interest expense	3,638	2,388	2,003	3,638	2,388	2,003
Loss on early extinguishment of debt, net	12,917	—	—	—	—	—
Impairment and restructuring charges	15,126	—	—	15,126	—	—
Equity earnings in joint venture	(1,576)	—	—	(1,576)	—	—
Loss on ineffective hedge	11,885	—	—	—	—	—
Non-cash interest under PIK option	13,154	—	—	—	—	—
(Increase) Decrease in:
Accounts and other receivables	7,589	(42,073)	(30,183)	7,589	(42,073)	(30,183)
Prepaid expenses and other current assets	(4,906)	1,235	(5,975)	(4,553)	1,235	(5,975)
Inventories	(4,441)	(30,178)	(42,599)	(4,441)	(30,178)	(42,599)
Other assets	(5,669)	3,206	(641)	(5,406)	3,206	(872)
Increase (Decrease) in:
Accounts payable	47,427	(39,882)	57,060	46,813	(39,717)	56,613
Due from/to affiliates	17,655	14,713	11,471	29,519	13,949	11,471
Income taxes receivable/payable	(3,670)	(5,565)	4,035	(3,033)	3,021	10,867
Other accrued liabilities	3,155	(6,488)	(4,263)	9,157	(6,488)	(11,117)

Net cash provided by operating activities	164,677	20,517	113,914	198,030	43,639	124,555
Cash flows from investing activities:
Acquisition of property and equipment	(90,850)	(82,571)	(84,200)	(90,850)	(82,571)	(84,200)
Net payments in affiliation transactions	(134)	(3,630)	(8,741)	(134)	(3,630)	(8,741)
Net proceeds from sale of assets	750	9,261	—	750	9,261	—
Acquisition of business, net of cash acquired	—	(31,378)	—	—	(31,378)	—
Investment in unconsolidated subsidiary	—	(2,450)	—	—	(2,450)	—
Distribution from minority interest	254			254
Investment in joint venture	(4,745)	—	—	(4,745)	—	—
Proceeds from contract separations	1,555	—	1,807	1,555	—	1,807
Proceeds from sale of real estate interests in joint venture	—	—	900	—	—	900

Net cash used in investing activities	(93,170)	(110,768)	(90,234)	(93,170)	(110,768)	(90,234)

(Continued on following page)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Cash flows from financing activities:
Proceeds from Term Loan	—	100,000	—	—	100,000	—
Proceeds from Senior Floating Rate Notes	413,232	—	250,000	—	—	—
Proceeds from other indebtedness	1,323	4,522	13,574	1,323	4,522	13,574
Repayment of Term Loan	(7,487)	(1,000)	(17,912)	(7,487)	(1,000)	(17,912)
Repayment of advance from parent	—	—	—	(150,000)	—	—
Repayment of Senior Subordinated Notes	(256,766)	—	—	—	—	—
Repayment of other indebtedness	(2,761)	(5,051)	(6,528)	(2,761)	(5,051)	(6,528)
Debt financing costs	(1,575)	(714)	(7,953)	(1,554)	(714)	(753)
Net distributions to parent	—	—	—	(75,501)	(23,713)	(17,834)
Distributions to minority interests	(1,925)	(2,320)	(1,743)	(1,925)	(2,320)	(1,743)
Contributions from minority interests	—	1,015	1,414	—	1,015	1,414
Issuance of stock, net of offering costs	—	149,391	901	—	—	—
Advance from parent	—	—	—	—	150,000	899
Payment of dividends on preferred stock	(25,000)	—	(200,015)	—	—	—
Payment of dividends on common stock	(323,580)	—	(49,985)	—	—	—
Proceeds from exercise of stock options	521	338	5	—	—	—
Contributions of proceeds from exercise of stock options	—	—	—	535	319	—

Net cash provided by (used in) financing activities	(204,018)	246,181	(18,242)	(237,370)	223,058	(28,883)
Increase (decrease) in cash and cash equivalents	(132,511)	155,930	5,438	(132,510)	155,929	5,438
Cash and cash equivalents:
Beginning of year	281,768	125,838	120,400	281,766	125,837	120,399

End of year	$149,257	$281,768	$125,838	$149,256	$281,766	$125,837

Interest paid	$129,493	$114,740	$91,004	$92,822	$90,250	$80,911
Taxes paid	3,053	20,029	875	3,053	20,029	437
Non-cash investing and financing transactions:
Assets capitalized under capital leases	—	—	13,425	—	—	13,425
Accretion of dividends on preferred stock	23,058	20,104	22,168	—	—	—
Delivery of common stock in affiliation transactions	—	321	—	—	321	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1—DESCRIPTION OF THE BUSINESS

The Company was formed on March 20, 2004, when US Oncology Holdings, Inc. (which was formerly known as Oiler Holding Company) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated and US Oncology became a wholly owned subsidiary of Holdings. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide services to a network of affiliated practices, made up of 1,199 affiliated physicians in 461 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services the Company offers include:

•

Medical Oncology Services. Under its comprehensive service arrangements, the Company acts as the exclusive manager and administrator for non-medical business functions connected with its affiliated practices. As such, the Company is responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. The Company also purchases and manages specialty oncology pharmaceuticals for its affiliated practices. During 2007, the Company was responsible for purchasing, delivering and managing approximately $2 billion of pharmaceuticals through a network of 44 licensed pharmacies, 163 pharmacists and 315 pharmacy technicians.

•

Cancer Center Services. For practices affiliated under comprehensive service arrangements, the Company develops and manages community-based cancer centers, that integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The Company has developed and operates 88 community-based radiation facilities, including 77 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. The Company also has installed and manages 34 Positron Emission Tomography (“PET”) systems including 21 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. The Company also provides the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. The Company contracts with practices solely for the purchase and management of specialty oncology pharmaceuticals under the oncology pharmaceutical services (“OPS”) model, which does not encompass all of the Company’s other practice management services. OPS revenues, part of the $2 billion of pharmaceutical revenue mentioned above, are included in the pharmaceutical services segment. In addition to providing services to affiliated physicians, it capitalizes on the network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. The Company facilitates a broad range of cancer research and drug development activities through its network. It contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2007, the Company supervised 68 clinical trials, supported by a network of 527 participating physicians in 178 research locations and enrolled 3,050 new patients in research studies.

The Company provides these services through two business models: the comprehensive services model, under which it provides all of the medical oncology and cancer center services above under a single contract with one fee based on overall performance; and the oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of the Company’s revenues, 83.8% during 2007, are derived under the comprehensive services model.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meet the requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not have an equity ownership interest in any of the practices managed under any service agreement. Furthermore, the Company’s service agreements specifically do not give the Company “control” as described in EITF No. 97-2, “ Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” which would be required for the Company to consolidate the managed practices based upon such service agreements. The Company records minority interest associated with consolidated subsidiaries that are less than 100% owned.

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

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates. Among the factors that may be considered by management in these processes include: choosing a particular accounting principle from a range of accounting principles permitted by GAAP, expected rates of business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in the selection of estimates which could be viewed as conservative or aggressive—based upon the quantity, quality and risks relating to the estimate, possible variability that might be expected in the actual outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

Revenues

The Company derives revenue primarily in four areas:

•

Comprehensive service revenues. Under the comprehensive services model, the Company recognizes revenues equal to the reimbursement it receives for all expenses it incurs in connection with managing a practice plus an additional management fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

•

Oncology pharmaceutical service revenues. Under the Company’s OPS agreements, the Company bills practices for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services provided by the Company.

•

GPO, data and other pharmaceutical service revenues. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for its affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects, compiles and analyzes, as well as fees for other services provided to pharmaceutical companies, including reimbursement support.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

Clinical research revenues. The Company receives fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

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

On a monthly basis, under comprehensive service arrangements, fees are paid to the Company and adjustments are made to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Such reconciliation would also occur upon termination of a contract. Historically, the effect of these adjustments has not been material.

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

Approximately 83.5% of the Company’s 2007 revenue was derived from practices under earnings model service agreements. Under this model, the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, interest, and salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. The non-expense reimbursement related portion of the service fee is a percentage, ranging from approximately 15% to 30%, of the earnings before income taxes of the affiliated practice subject to certain adjustments relating to practice efficiency in the deployment of capital and use of its pharmaceuticals distribution function. The earnings of an affiliated practice are determined by subtracting direct expenses from revenues.

Approximately 0.3% of the Company’s 2007 revenue was derived from practices currently managed under agreements in which its fee was calculated on a fixed management fee basis, as required in certain states. For several of these agreements payment of physician salaries is given priority over payment of the Company’s service fee.

A portion of the Company’s revenue under its comprehensive service arrangements and its revenue with OPS affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. The Company’s remaining revenues under its comprehensive service arrangements and its revenues from GPO fees, data fees and research fees are reported as service revenues. Physician practices that enter into comprehensive service agreements with the Company receive pharmaceutical products and a broad range of services. These products and services represent multiple deliverables rendered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for separately under the guidance in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

In a minority of the Company’s comprehensive services arrangements, if the affiliated practice were to incur losses prior to the payment of any physician compensation during a quarter, the Company would be required to bear a portion of those losses up to the amount of the performance-based portion of the fee recognized in previous quarters during the year. This reduction would be reported as a reduction in fees from that practice in the quarter during which such losses were incurred. Historically, such reductions have not been material.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Oncology pharmaceutical services revenues

Under its OPS arrangements, the Company recognizes revenue as drugs are accepted by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded as product revenues and the related costs are included as cost of products. The Company recognizes revenue for admixture services as those services are performed.

GPO, data and other service revenues

The Company receives group purchasing organization (“GPO”) fees for providing services to pharmaceutical manufacturers and other suppliers. The Company recognizes revenue for GPO fees as it performs the services. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to the Company for identifiable services provided to the drug supplier rather than in respect of drug purchases. The Company also provides suppliers with, among other things, data relating to, and analysis of, pharmaceutical use by affiliated practices, access to electronic order entry software from its pharmacy locations and physician practice sites, contract management services and other informational services. GPO fees are accounted for in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Clinical research revenues

Research revenue is derived from services provided to pharmaceutical companies and other trial sponsors and includes the initial activity to begin the research trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research. On occasion, the Company receives an upfront fee for administrative services necessary to perform the research trial. These amounts are deferred and recognized over the duration of the trial as services are rendered.

Product Revenues

Product revenues consist of sales of pharmaceuticals to practices in connection with comprehensive service agreements and the OPS model. Under all of its arrangements with affiliated practices, the Company furnishes the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the supplier to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and suppliers of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and determined that, in all cases, it acts as a principal within the meaning of EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals as revenue because the Company (i) has separate contractual relationships with affiliated practices and with suppliers of pharmaceuticals products under which it is the primary obligor, and has discretion to select those suppliers (ii) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (iii) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (iv) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (v) bears credit risk for the amounts due from affiliated practices.

Because the Company acts as principal, revenues are recognized as the cost of the pharmaceutical product (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices as such services are directly related to and not separable from the delivery of the products. Under the comprehensive services model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value of product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceuticals under its OPS model. The Company provides the same services related to delivery and management of pharmaceutical products under its comprehensive service agreements as under its OPS model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Service Revenues

Under the Company’s comprehensive services arrangements, service fees are recognized and paid on a monthly basis pursuant to contractual terms. The Company’s fees are calculated based upon (i) reimbursement of costs incurred by the Company on the affiliated practice’s behalf in accordance with the contract terms plus (ii) an additional amount based on performance of the practice that is generally a percentage of earnings before income taxes and physician compensation of the practice for the month. Certain expenses and other allowances included in the calculation of fees are based upon estimates made by the Company. The Company may make certain changes in these estimates in subsequent periods to reflect subsequent events or circumstances. Historically, these changes in estimates have been insignificant. Upon termination of an agreement, fees recognized through the date of termination would not be refundable by the Company, other than as a result of such insignificant adjustments as of the date of termination.

Concentration of Revenue

Changes in payer reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2007, 2006 and 2005, the affiliated practices derived approximately 37.8%, 37.8%, and 39.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.8%, 3.0%, and 2.1%, respectively, relates to Medicare managed care programs) and approximately 3.0%, 3.1%, and 2.9%, respectively of their net patient revenue from services provided under state Medicaid programs. During the years ended December 31, 2007, 2006 and 2005, capitation revenues were less than 1% of total net patient revenue. The Company has one additional payer that has represented more than 10% of net revenues. That payer represented 11% of net revenues in 2006, and less than 10% in 2007 and 2005.

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement paid for oncology pharmaceuticals as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005 and the Company experienced an increase of approximately 1.2% in Medicare reimbursement during the year ended December 31, 2006, over the rate in effect as of December 31, 2005.

On July 30, 2007, CMS issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. Because the NCD relates to specific clinical determinations in connection with administration of ESAs and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process and continues to be closely monitored. The NCD has resulted in a significant decline in the use of ESAs by oncologists, including those affiliated with the Company. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments.

In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) is scheduled to meet on March 13, 2008, to further consider the use of ESAs in oncology. It is possible that determinations by ODAC at this meeting may result in further changes to ESA labeling. It is also possible that the ODAC determinations will result in a recommendation for further restrictions either of the labeled indications for ESA use or the complete elimination of the oncology indication in the ESA label.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A condensed financial summary of revenue and operating income attributable to ESAs administered by the Company’s network of affiliated physicians is summarized as follows (in millions):

	Year Ended December 31,
	2007	2006
Revenue	$140.9	$157.1
Less: Operating Costs	(82.9)	(107.9)

Income from Operations	$58.0	$49.2

These financial results reflect the combined effect of results from the Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from the Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers.

The Company’s only service agreement that represents more than 10% of revenue is with Texas Oncology, P.A. (“Texas Oncology”). Texas Oncology accounted for approximately 25% of revenue for the years ended December 31, 2007, 2006 and 2005. Set forth below is selected, unaudited financial and statistical information for Texas Oncology (in thousands):

	Year ended December 31,
	2007	2006	2005
Net revenue	$977,959	$924,131	$828,464
Service fees paid to the Company:
Reimbursement of expenses	715,521	666,049	559,094
Earnings component	63,646	64,062	67,129

Net operating revenue	779,167	730,111	626,223

Amounts retained by Texas Oncology	$198,792	$194,020	$202,241

Physicians associated with Texas Oncology at end of period	277	257	239
Cancer centers utilized by Texas Oncology at end of period	38	38	35

The Company’s operating margin for the Texas Oncology service agreement was 8.2%, 8.8%, and 10.7% for the years ended December 31, 2007, 2006 and 2005. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, shipping and handling fees and other related costs. Cost of products is net of rebates earned from pharmaceutical manufacturers and cash discounts, if any. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebate eligible drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebate estimates are revised to actual, with the difference recorded to cost of products, upon billing to the manufacturer, generally 30 days subsequent to the end of the applicable quarter, based upon usage data. The effect of adjustments to estimates, resulting from the reconciliation of rebates recorded to actual amounts billed has not historically been material to the Company’s results of operations. Cash discounts for prompt payments to manufacturers are recognized as a reduction to cost of products when payment for the related pharmaceutical purchases are made.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Services

Cost of services consists principally of personnel costs, lease costs or depreciation for real estate and equipment used in providing the service and other operating costs.

Cash and Cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Accounts receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex, change frequently and could in the future adversely impact the Company’s ability to collect accounts receivable and the accuracy of its estimates.

To the extent the Company is legally permitted to do so, the Company purchases accounts receivable generated by treating patients from its comprehensive services affiliated practices. The Company purchases these receivables at their estimated net realizable value, which in management’s judgment is the amount that it expects to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. For accounts receivable that the Company is not legally permitted to purchase (generally receivables from government payers), the Company lends an amount equal to the net realizable value of such receivables to the practice, secured by the applicable receivable and payable from proceeds of collecting such receivables. Whether receivables are purchased or funds are advanced in the form of a loan, such amounts appear on the balance sheet as accounts receivable. If the Company determines that accounts are uncollectible after purchasing them from a practice, its contracts require the practice to reimburse the Company for the additional uncollectible amount. Such reimbursement reduces the practice’s earnings for the applicable period. Because the Company’s management fees are partly based upon practice earnings, this adjustment would also reduce its service fees. Typically, the impact of adjustments such as these on the Company’s fees is not significant.

The Company maintains decentralized billing systems, which vary by individual practice. The Company continues to upgrade and modify those systems. The Company takes this into account as it evaluates the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than the Company’s estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as recent changes in Medicare reimbursement.

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for approximately 43.7% and 45.5% of the Company’s gross trade receivables for the year ended December 31, 2007 and 2006 and are considered to have minimal credit risk. No other payer accounted for more than 10.0% of accounts receivable for the years ended December 31, 2007 or 2006.

Accounts receivable also include amounts due from practices affiliated under the OPS model which relate primarily to their purchases of pharmaceuticals. Unlike practices affiliated through comprehensive agreements, the Company does not maintain billing and collection systems for practices affiliated under the OPS model and its collection of receivables from OPS customers is subject to their willingness and ability to pay for products and services delivered by the Company. Typically, payment is due from OPS customers within 60 days from the date products and services are delivered. Where appropriate, the Company seeks to obtain personal guarantees from affiliated physicians to support the collectibility of these receivables. The Company maintains an allowance for uncollectible accounts based upon both an estimate for specifically identified doubtful accounts and an estimate based on the aging of receivable balances.

Other receivables

Other receivables consist of amounts due from pharmaceutical manufacturers and other miscellaneous receivables. Rebates are accrued based upon internally monitored usage data and expectations of usage during the measurement period for which rebates are accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period invoiced. For certain agreements, the Company records market share rebates at the time it invoices the manufacturer, as

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

information necessary to reliably assess whether such amounts will be earned is not available until that time. Billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of the billings, have not been material to the Company’s financial position or results of operations.

At December 31, 2007 and 2006, other receivables include amounts due from one manufacturer that represent 20.2% and 17.3%, respectively, of the Company’s total receivables (including accounts receivable and other receivables).

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of prepaid expenses, such as insurance, and certain other assets expected to be realized within one year.

Inventories

Inventories consist of pharmaceutical drugs and are stated at the lower of cost, using the average cost method, or market. Inventory quantities are determined from physical counts.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes, primarily to purchase pharmaceuticals. In addition, from time to time the Company advances funds to assist with the development of new markets, to support the addition of physicians, and support the development of new services. Depending on the terms of specific transactions, certain advances bear interest at a market rate which may be based on either the prime interest rate or at the Company’s average cost of capital. These advances are unsecured and are repaid in accordance with the terms of the agreement evidencing the advance.

Amounts due from affiliates are reviewed when events or changes in circumstances indicate their recorded amount may not be recoverable. If the review indicates that the anticipated recoverable amount is less than the carrying value, the Company’s carrying value of the asset is reduced accordingly.

Amounts due to affiliates represent amounts to be retained by affiliated practices under comprehensive service agreements.

Property and equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of (i) three to ten years for computers and software, clinical equipment, and furniture and fixtures, (ii) the lesser of ten years or the remaining lease term for leasehold improvements and (iii) twenty-five years for buildings. These lives reflect management’s best estimate of the respective assets’ useful lives, and subsequent changes in operating plans or technology could result in future impairment charges to these assets. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income.

Service agreements, net

Service agreements represent the value of the Company’s rights to manage practices. In connection with the Merger in August 2004, existing service agreements were recorded at their estimated fair value based upon an independent valuation. Subsequent additions have been recorded for consideration paid by the Company for practices to enter into long-term service agreements. Consideration paid may include the assumption of certain liabilities, the estimated value of nonforfeitable commitments by the Company to issue common stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs.

During the initial terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

defaults. The Company amortizes these costs on a straight-line basis over the lesser of the term of each agreement or 20 years. Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the service agreement intangible assets. Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices which include providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free-standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology, (iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory of cancer-related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

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

Impairment of Property and Equipment and Service Agreements, net

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, property and equipment that is intended to be held and used by the Company and service agreement intangible assets are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis and, if necessary, recognizes a loss for the difference between the carrying amount and the fair value of the asset. Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis (see Note 5).

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests for the impairment of goodwill on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. Fair value is estimated through an independent valuation using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, goodwill is considered impaired.

Other assets

Other assets consist primarily of deferred debt financing costs, which are capitalized and amortized over the terms of the related debt agreements, investments in unconsolidated subsidiaries, an intangible asset relating to customer relationships, acquired as part of the AccessMed purchase in 2006, and a receivable from a former affiliated practice (see Notes 4 and 9).

Income taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) (see Note 8 - Income Taxes). The Company reports its consolidated results of operations for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when such differences reverse.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires nonpublic companies that previously used the minimum value method to value options to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense is recognized for options awarded prior to January 1, 2006, unless these awards are modified subsequent to the adoption of the standard. The Company applied the prospective transition method and the adoption of SFAS 123R did not have a material effect on the Company’s

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial condition or results of operations. In accordance with the prospective transition method, results for prior periods have not been restated. Upon adopting SFAS 123R, the Company eliminated the unamortized balance of deferred compensation, in the amount of $3.5 million, associated with outstanding restricted share awards to additional paid-in-capital.

For all awards issued or modified after the adoption of SFAS 123R, compensation expense is recognized in the Company’s financial statements over the requisite service period, usually the vesting period, net of estimated forfeitures, based on the fair value as of the grant date. The Company applies the Black-Scholes method to value awards granted after January 1, 2006. Because the Company does not have publicly-traded equity, it has developed a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the year ended December 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the related effects would have been immaterial to the Company’s financial statements.

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions (see Note 6).

Comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income (loss) includes net income (loss) and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative instruments. For the years ended December 31, 2007, 2006 and 2005, the Company had recorded other comprehensive income, net of tax, for unrealized gains (losses) related to interest rate swaps designated as cash flow hedges, totaling $(2.5 million), $39 thousand and $0.9 million, respectively. For the year ended December 31, 2007, other comprehensive income excludes unrealized losses of $11.9 million related to an interest rate swap for which hedge accounting was discontinued as of September 30, 2007.

Recent Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February, 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but does not expect SFAS No. 157 to have a material impact on its consolidated results of operations or financial condition.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating the impact of applying the fair value option for eligible items that existed as of January 1, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2006, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$39,028	$38,717
Buildings and leasehold improvements	223,649	208,231
Furniture and equipment	322,168	261,537
Construction in progress	38,665	41,221

	623,510	549,706
Less accumulated depreciation and amortization	(223,889)	(156,388)

	$399,621	$393,318

Amounts recorded as construction in progress at December 31, 2007 and 2006 primarily relate to construction costs incurred in the development of cancer centers for the Company’s affiliated practices. Interest costs incurred during the construction of major capital additions, primarily cancer centers, is capitalized. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $1.0 million, $0.9 million, and $0.7 million, respectively.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $74.1 million, $68.5 million, and $69.6 million, respectively.

In the third quarter of 2006, the Company recorded an adjustment to certain assets classified as buildings and land that had been incorrectly recorded at the date of the August, 2004 Merger. To correct this error, the Company reduced the cost of buildings and land by $11.8 million and $1.9 million, respectively, which was offset by an increase to goodwill of $13.7 million in the Consolidated Balance Sheet as of December 31, 2006. In addition, depreciation and amortization expense was reduced by $0.9 million in its consolidated statement of operations for the year ended December 31, 2006 to adjust for the cumulative error in depreciation expense since the August 20, 2004 Merger. The correction was recorded in the third quarter of 2006 and management concluded that the impact on prior years was not material.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

The following table summarizes changes in the Company’s service agreement, customer relationship intangible assets and goodwill from December 31, 2005 to December 31, 2007 (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2005	$242,687	$—	$716,732
Acquisition of new business	—	4,990	27,451
Adjustment for new basis	—	—	13,687
Practice affiliations and other additions, net	11,740	—	—
Amortization expense	(14,327)	(250)	—

Balance at December 31, 2006	240,100	4,740	757,870
Practice affiliations and other additions, net	7,573	—	—
Impairment charges	(9,339)	—	—
Amortization expense and other	(14,484)	(498)	(600)

Balance at December 31, 2007	$223,850	$4,242	$757,270

Average of straight-line based amortization period in years as of December 31, 2007	16	10	n/a

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded were determined based on an independent valuation.

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company believes the release of the NCD on July 30, 2007 (see Note 2) was an event which triggered the need for the assessment of the recoverability of the Company’s management services agreement intangibles and goodwill related to the medical oncology services and pharmaceutical services segments. The Company performed an assessment of the recoverability of these assets during the three months ended September 30, 2007 and no impairment charge was taken as a result. Additionally, no events or circumstances occurred during the fourth quarter of 2007 to cause the Company to take any impairment charges as of December 31, 2007. As the impact of the NCD evolves, additional assessments may be necessary in subsequent quarters.

During April, 2006 the Company disaffiliated with a 35 physician net revenue model practice. During the Merger in August 2004, based on an independent valuation, the fair value of the related service agreement intangible asset was determined to be zero and the carrying value was adjusted accordingly. During the year ended December 31, 2007, the Company impaired service agreement intangibles with a carrying value of $9.3 million (see Note 5 “Impairment and Restructuring Charges”).

Accumulated amortization relating to service agreements was $33.0 million and $18.9 million at December 31, 2007 and 2006, respectively.

NOTE 5—IMPAIRMENT AND RESTRUCTURING CHARGES

During the year ended December 31, 2007, the Company recognized impairment and restructuring charges of $15.1 million. No impairment and restructuring charges were recognized during the years ended December 31, 2006 and 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the 2007 charges are as follows (in thousands):

Year Ended December 31, 2007
Services agreement, net	$9,339
Property and equipment, net	4,974
Future lease obligations	792
Other	21

Total	$15,126

The impairment and restructuring charges of $15.1 million recognized during the year ended December 31, 2007 relate to four markets in which the Company operates. In two markets in which the Company has affiliated practices, market-specific conditions caused the Company to recognize impairment and restructuring charges amounting to $7.4 million during 2007. The Company remains committed to these markets and has taken actions to improve performance, including consolidation of facilities, transfers of assets, and recruiting physicians, designed to better align each of the practices with the Company’s strategic direction.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company is appealing this determination and is exploring other options which would make the treatment facility available to radiation therapy patients. These efforts did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of the investment was not considered likely and an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. With the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement in the market.

Also, during the year ended December 31, 2007, the Company agreed to terminate comprehensive service agreements with two practices previously affiliated with the Company and to instead contract with the practices under the OPS model. The Company recognized impairment and restructuring charges of $7.7 million related to these practices, which relate primarily to a $5.0 million write-off of its service agreement intangible assets, where the comprehensive service agreement was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of the Company’s carrying value over the acquisition price paid by the practices.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6—INDEBTEDNESS

As of December 31, 2007 and 2006, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2007	2006
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$471,602	$479,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	1,606	2,825
Mortgages and capital lease obligations	18,974	19,148

	1,070,182	1,079,061
Less current maturities	(38,613)	(9,397)

	$1,031,569	$1,069,664

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	425,000	—
Senior Floating Rate Notes, due 2015	—	250,000

	$1,456,569	$1,319,664

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter
US Oncology payments due	$38,613	$6,297	$235,450	$199,529	$301,237	$289,056
Holdings payments due	—	—	—	—	425,000	—

Summarized below are the principal terms of the agreements that govern the Company’s outstanding indebtedness.

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $560.0 million and was increased to $660.0 million during the year ended December 31, 2006. The facility consists of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At December 31, 2007, 2006 and 2005, no amounts had been borrowed under the revolving credit facility. As of December 31, 2007, outstanding letters of credit amounting to $24.3 million reduced the balance available for borrowing to $135.7 million, and

•

a $500.0 million term loan facility with a maturity date in June, 2011 (quarterly payments due beginning in June, 2010) which has been drawn in full. The amount outstanding under the term loan amounted to $471.6 million as of December 31, 2007. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Based on the six-month LIBOR at December 31, 2007,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

borrowings under the revolving credit facility have an effective interest rate of 7.35%. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

As of December 31, 2007, the alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.75% for alternate base rate term loans, (ii) 2.75% for adjusted LIBOR term loans, (iii) 1.75% for alternate base rate revolving loans and (iv) 2.75% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). For the years ended December 31, 2007, 2006 and 2005 the average interest rate was 7.90%, 7.81% and 6.34%, respectively.

On the last business day of each calendar quarter the Company is required to pay each lender a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% annually and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA.

The senior secured credit facility requires scheduled quarterly payments of $1.2 million on the term loan each until June 2010, with the balance paid in four equal quarterly installments thereafter.

The senior secured credit facility requires mandatory prepayments of term loans, subject to certain exceptions, in amounts equal to:

•	100% of the net cash proceeds from asset sales, except, in certain cases, when proceeds are reinvested by the Company within a specified period,

•	50% of the net cash proceeds from the issuance of certain equity securities by Holdings or US Oncology,

•	100% of the net cash proceeds from the issuance of certain debt securities by Holdings or US Oncology, and

•	75% (subject to reduction based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA) of the Company’s annual excess cash flow.

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

The senior secured credit facility contains the most restrictive covenants related to the Company’s indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. The payment required for the year ended December 31, 2007 under this provision is approximately $29.4 million and is due April 4, 2008. No such payment was required for the years ended December 31, 2006 and 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor.

On November 30, 2007, the Company amended its senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provide flexibility as the Company responds to the adverse impact of reduced ESA reimbursement. In addition, the amendment increases the Company’s ability to invest in future growth by increasing capital available for physician affiliations and other investments, as well as making other revisions necessary to support diversification into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as a debt issuance cost to be amortized over the remaining term of the senior secured facility. At December 31, 2007, the minimum interest coverage ratio was 2.00:1 and the maximum leverage ratio was 5.75:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1.

As of December 31, 2007, the Company is in compliance with all financial covenants related to the Senior Secured Credit Facility.

9.0 % Senior Notes and 10.75 % Senior Subordinated Notes

On August 20, 2004, the Company sold $300.0 million in aggregate principal amount of 9% Senior Notes due 2012 and $275.0 million in aggregate principal amount of 10.75% Senior Subordinated Notes due 2014.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

The table below compares the carrying value of the senior notes and senior subordinated notes to their fair value based on quoted market prices.

	As of December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes, due 2012	$300,000	$295,875	$300,000	$316,500
10.75% Senior Subordinated Notes, due 2014	275,000	271,563	275,000	303,875

9.625% Senior Subordinated Notes

US Oncology issued senior subordinated notes on February 1, 2002 in an original aggregate principal amount of $175.0 million maturing February 2012. Interest on these notes accrues at a fixed rate of 9.625% per annum payable semi-annually in arrears on each February 1 and August 1 to the holders of record of such notes as of each January 15 and July 15 prior to each such respective payment date.

In connection with the Merger in August 2004, US Oncology commenced a tender offer to acquire the outstanding 9.625% senior subordinated notes due 2012, obtain holder consent to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. Upon the consummation of the Merger, the Company acquired $172.0 million in aggregate principal amount of the Company’s existing 9.625% senior subordinated notes, representing approximately 98% of the outstanding principal amount of such notes.

Subordinated Notes

Subordinated notes were issued to certain physicians with whom the Company entered into service agreements. Substantially all of the subordinated notes outstanding at December 31, 2007 bear interest from 6% to 7%, are due in installments through 2013 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate its service agreement with the Company.

Mortgages and Capital Lease Obligations

In January, 2005, the Company incurred mortgage indebtedness of $13.1 million to finance the acquisition of real estate and construction of a cancer center. The mortgage debt bears interest at a fixed annual rate of 6.2% on $8.5 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in January, 2015. In December, 2006, the Company incurred an additional $4.5 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 7.25% on $2.9 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in December 2016. As of December 31, 2007, the outstanding balance on all mortgages was $16.6 million.

Leases for medical and office space, which meet the criteria for capitalization, are capitalized using effective interest rates between 8.0% and 12.0% with original lease terms up to 20 years. In March, 2006, the Company amended the lease agreements for two cancer centers operated through capital leases in a manner that resulted in the modified leases being classified as operating leases. Consequently, the remaining capital lease obligation of $11.0 million and the carrying value of the related capital assets of $10.7 million were retired, resulting in a $0.3 million gain that has been deferred and recognized as a reduction to rent expense over the remaining term of the leases. As of December 31, 2007 capitalized lease obligations were approximately $2.3 million and relate to cancer centers in which the Company is the sole tenant.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holdings Senior Floating Rate Notes

US Oncology Holdings, Inc. issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) in March, 2005. The Holdings Notes (refinanced in March, 2007) were senior unsecured obligations with interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ended March 15, 2007.

Proceeds from the Holdings Notes were used to pay a $250 million dividend to its common and preferred shareholders in 2005. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ Cash Incentive Plan, and Holdings also incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the second quarter of 2005.

In November, 2005, the Company completed an exchange offer for the Holdings Notes pursuant to which the $250.0 million outstanding notes were exchanged for substantially identical notes in an offering registered under Federal securities laws in accordance with the registration rights agreement related to the Holdings Notes.

In March, 2007 the Company completed a $425.0 million floating rate debt offering, the terms of which are described below. Proceeds from the Notes were used to repay the $250.0 million Floating Rate Notes and, after payment of transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders.

In connection with the refinancing of the Floating Rate Notes, the Company recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest expense during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Holdings Senior Floating Rate PIK Toggle Notes

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

Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR is reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase again by 0.50% on March 15, 2010. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap fixing the LIBOR base interest on the Notes at 4.97% throughout their term. The initial interest payment due September 15, 2007 was made in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. Holdings elected to settle the interest payment due March 15, 2008 through PIK interest by increasing the principal amount of the outstanding notes.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2007 and prior to September 15, 2008	100.0%
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Among other provisions, the Notes contain certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the year ended December 31, 2007, US Oncology paid dividends of $34.9 million to Holdings to finance the semi-annual interest payment due March 15, 2007 on the $250.0 million senior floating rate notes, certain costs related to the issuance of the senior floating rate PIK toggle notes and the semi-annual interest payment due September 15, 2007 on the $425.0 million floating rate toggle notes. US Oncology expects to fund the portion of future semi-annual interest payments that are made in cash on the $425.0 million floating rate toggle notes. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income would reduce the amount of cash that is available to the Company for debt service and capital expenditures. Amounts available under this restricted payments provision amounted to $13.8 million as of December 31, 2007.

Deferred Debt Financing Costs

The carrying value of deferred debt financing costs for US Oncology was $31.4 million, $36.6 million and $42.1 million at December 31, 2007, 2006 and 2005, respectively. US Oncology recorded amortization expense related to debt financing costs of $6.8 million, $6.6 million, and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The incremental carrying value of deferred debt financing costs for Holdings was $10.0 million and $6.0 million at December 31, 2007 and 2006, respectively. Holdings recorded amortization expense related to debt financing costs of $2.0 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

Holdings has entered into derivative financial agreements for the purpose of hedging risks relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Holdings’ use of derivative financial instruments has historically been limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. Holdings does not hold or issue derivative financial instruments for speculative purposes.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income (loss) in Holdings’ Consolidated Statement of Stockholders’ Equity. The gain or loss that does not effectively hedge the identified exposure, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

When it is determined that a derivative has ceased to be a highly effective hedge or when a hedge is de-designated, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value, and gains and losses that were recorded as accumulated other comprehensive income are frozen and amortized to earnings as the hedged transaction affects income unless it becomes probable that the hedged transactions will not occur. If it becomes probable that a hedged transaction will not occur, amounts in accumulated other comprehensive income are reclassified to earnings when that determination is made.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is an analysis of the changes in the net gain included in accumulated other comprehensive income for Holdings (in thousands):

	Year Ended December 31,
	2007	2006
Balance, beginning of period	$1,585	$1,506
Net gain (loss) during the year	(2,004)	1,426
Amounts reclassified to earnings	(2,016)	(1,347)

Unrealized gain (loss)	(2,435)	1,585
Deferred income taxes on unrealized gain	901	(634)

Balance, end of period	$(1,534)	$951

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. The Company currently estimates that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes which is an election available under the terms of the Notes. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the year ended December 31, 2007.

At December 31, 2007, accumulated other comprehensive income includes $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million cannot be considered probable of not occurring. This amount is based upon the principal amount of Notes on which cash interest is expected to be paid, taking into consideration approximately $22.7 million incremental Notes to be issued for the semiannual interest payment due March 15, 2008. The Company will classify gains and losses from other comprehensive income as the future interest payments affect earnings, the estimated amount of existing losses of $1.1 million is expected to be classified into earnings in 2008.

At December 31, 2006, Holdings is party to an interest rate swap agreement used to convert the $250.0 floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During the year ended December 31, 2006, Holdings recognized unrealized gains of $0.9 million for this cash flow hedge as Accumulated Other Comprehensive Income, net of tax in the Statements of Stockholders’ Equity. During the year ended December 31, 2006, $0.8 million was reclassified and recognized into earnings, net of tax, as interest expense on the hedged note was recognized. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness has been assumed or reflected in Holdings’ Consolidated Statement of Operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8—INCOME TAXES

The Company’s income tax provision consisted of the following (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Federal:
Current	$(7,755)	$12,686	$4,273	$3,893	$21,228	$11,102
Deferred	(11,177)	2,746	7,581	1,359	2,746	7,581
State:
Current	1,997	1,818	1,386	2,562	1,859	1,386
Deferred	(512)	1,676	583	(367)	1,676	583

Income tax provision (benefit)	$(17,447)	$18,926	$13,823	$7,447	$27,509	$20,652

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:
	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	(0.2)	4.4	1.9	4.0	2.9	1.9
Non-deductible expenses	(2.0)	3.2	3.6	7.2	2.1	2.3
Reserve for uncertain tax positions	(1.3)	—	—	4.8	—	—
Other	1.8	(0.6)	1.5	(0.1)	(0.4)	0.8

Effective tax rate	33.3%	42.0%	42.0%	50.9%	39.6%	40.0%

(1)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are comprised of the following (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31,		December 31,
	2007	2006	2007	2006
Deferred tax assets:
Net operating loss	$8,476	$441	$388	$441
Allowance for bad debts	3,838	2,959	3,838	2,959
Unrealized loss on interest rate swap	5,327	—	—	—
Deferred revenue	1,441	854	1,441	854
Debt issue and loan costs	1,433	—	1,433	—
Accrued expenses	717	2,215	717	2,215
Accrued compensation	731	1,904	731	1,904
Stock options	121	—	121	—
Other	602	41	158	41
Deferred tax liabilities:
Service agreements and other intangibles	(28,377)	(23,649)	(28,377)	(23,649)
Depreciation	(7,844)	(10,091)	(7,844)	(10,091)
Prepaid expenses	(1,185)	(3,292)	(1,185)	(3,292)
Restricted stock	(693)	—	(693)	—
Original issue discount	(448)	—	—	—
Unrealized gain on cash flow hedge	—	(634)	—	—

Net deferred tax asset (liability)	$(15,861)	$(29,252)	$(29,272)	$(28,618)

In connection with the August 2004 Merger, the Company adjusted deferred income taxes to reflect changes to the differences between the book and tax basis of assets. The changes result from the allocation of the purchase price associated with the Merger to the Company’s tangible and identifiable intangible assets. The Merger did not result in a change in the tax basis of the Company’s assets. US Oncology, Inc. is a subsidiary of the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of this disclosure, US Oncology, Inc’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

At December 31, 2007 the Company’s deferred tax assets include a federal net operating loss carryforward (expiring in 2027) of approximately $22 million. The Company determined that a valuation allowance is not necessary given the expectation that future taxable income is more likely than not to exceed the amounts necessary to realize these deferred tax assets. A portion of 2007 operating losses was applied to earlier tax periods and will generate $7.3 million in tax refunds. This receivable is recorded as a component of other current assets at December 31, 2007.

Upon adoption of FIN 48, effective January 1, 2007, the Company had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of December 31, 2007, the Company had unrecognized tax benefits amounting to $2.5 million and $2.3 million, respectively. A reconciliation of these unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,478
Additions for tax positions relating to prior years	568
Additional interest	225
Reductions for tax positions relating to prior years	(96)
Settlements with tax authorities	(905)

Balance at December 31, 2007	$2,270

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. US Oncology Holdings, Inc., and its subsidiaries, are currently under audit by the Internal Revenue Service for the period beginning January 1, 2004 and ending August 31, 2004.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2007, total future minimum lease payments, including escalation provisions are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Payments due	$69,666	$66,052	$57,945	$46,997	$40,056	$213,468

Rental expense was $89.1 million, $79.8 million, and $76.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company enters into commitments with various construction companies and equipment suppliers primarily in connection with the development of cancer centers. As of December 31, 2007, the Company’s commitments amounted to approximately $3.0 million.

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice and associated various liability risks on a claims-made basis in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against the Company or its affiliated practices, which would have a material impact on its financial position or results of operations.

The Company maintains all other traditional insurance coverage on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Guarantees

Beginning January 1, 1997, the Company guaranteed that the amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

Litigation

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against the Company or one of the practices in excess of insurance coverage could have a material adverse effect on the Company.

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to its contracts and relationships with pharmaceutical manufacturers. The Company has cooperated fully with the DOJ in responding to the subpoena. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with law, including

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources may be required on an ongoing basis to fully respond to the subpoena.

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

Specifically, during March, 2007, the Company became aware that it and one of its affiliated practices were the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui tam complaints are filed on a confidential basis with a United States federal court. The DOJ has not made a decision on the merits of the whistle-blower’s claim. The Company intends to continue to investigate and vigorously defend itself against such claims. Based upon its present understanding of the nature and scope of the claim and investigation, the Company does not expect this claim to have a material adverse effect on its operations or financial condition. This claim and investigation remain in the early stages, and expectations could change as the Company receives more information.

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

The Company and its affiliated physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

Specifically, the Company is involved in litigation with a practice in Oklahoma that was affiliated with the Company until April, 2006. The Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that its service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that it is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects these hearings to occur in late 2008. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the first quarter of 2006 (prior to the termination of the service agreement in April), the practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation relating to the Merger in August, 2004, no value was assigned to goodwill or its management service agreement with this practice due to the ongoing dispute that existed at that time.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At December 31, 2007, the total receivable owed to the Company of $22.5 million is reflected on its balance sheet as other assets. Currently, approximately $7.5 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.3 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. Based on financial information available to the Company, management currently expects that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded as other assets at December 31, 2007. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. Realization, however, is subject to a successful conclusion to the litigation with the practice, and the Company cannot provide assurance as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to incur expenses in connection with its litigation with the practice.

The Company believes the allegations in suits against it are customary for the size and scope of its operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

NOTE 10—COMPENSATION AND BENEFIT PROGRAMS

The Company maintains health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the Company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. The Company also maintains a 401(k) retirement plan that is available to all eligible U.S. employees. The Company currently matches elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation. The Company’s contributions amounted to $4.3 million, $4.1 million, and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee.

NOTE 11—STOCK INCENTIVE PLANS

The following disclosures relate to the Company’s stock incentive plans subsequent to the August, 2004 Merger. Each of these plans involves shares of Holdings common stock or options to purchase Holdings’ common stock. Activity related to Holding’s stock-based compensation is included in the financial statements of US Oncology as the participants in such plans are employees of US Oncology.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock and 4,933,595 options to purchase Holdings common stock. Effective January 1, 2008, certain terms under the Equity Incentive Plan, including the number of shares available for issuance, was amended (see Note 17). The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. A committee of not less than two persons appointed by the Board of Directors of Holdings administers the Equity Incentive Plan. If no such committee is appointed, the Board of Directors serves as the administrator and has all authority and obligations under the Equity Incentive Plan. The administrator has the sole discretion to grant restricted stock and options to employees and to determine the terms of awards granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

Restricted Stock

At December 31, 2007 and 2006, the number of shares of Holdings stock authorized under the restricted stock awards plan was 22,290,371 shares in the aggregate. Holdings granted 250,000, 600,000 and 390,000 shares of common stock as

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restricted stock awards during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the restricted stock awards issued during each of the three years ended December 31, 2007 was approximately $0.7 million, $0.9 million, and $0.6 million, respectively. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $0.8 million, $2.1 million, and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 and 2006, 1,129,000 and 1,146,000 restricted shares were forfeited by holders and previously recognized expense of $0.3 million related to the forfeited shares was reversed in both years. Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2007, without giving consideration to amendments effective January 1, 2008 (see Note 17), is estimated to be as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter
Compensation expense	$0.5	$0.3	$0.2	$0.1	$—	$—

Stock Options

The total number of shares of common stock for which options may be granted under the Equity Incentive Plan is 4,933,595 shares of common stock of Holdings. The number of shares authorized was increased by 1,000,000 shares through action by the Board of Directors in November 2006. In January, 2008, the number of shares authorized was increased again (see Note 17). Shares of common stock related to expired or terminated options may again be subject to an option or award under the Equity Incentive Plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The Equity Incentive Plan provides for the grants of incentive stock options (within the meaning of Section 422 of the Code) to selected employees and other persons providing services to the Company and for grants of non-qualified stock options and awards.

For the years ended December 31, 2007, 2006 and 2005 the Company granted 785,500, 1,201,000 and 1,082,500 options, respectively. The stock options are granted based on the fair value of common stock as of the date of grant (as determined by independent valuation), vest over 5 years (or upon specified performance objectives) and have an option term not to exceed 10 years. As of December 31, 2007, 3,339,000 options are outstanding (net of forfeitures).

The following summarizes the activity for the Equity Incentive Plan (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2004	1,810,000	$1.00
Granted	1,082,500	1.34
Exercised	(5,750)	1.00
Forfeited	(86,250)	1.00

Balance, December 31, 2005	2,800,500	$1.13
Granted	1,201,000	1.45
Exercised	(218,750)	1.03
Forfeited	(201,250)	1.00

Balance, December 31, 2006	3,581,500	$1.25
Granted	785,500	2.48
Exercised	(472,500)	1.10
Forfeited	(555,500)	1.45

Balance, December 31, 2007	3,339,000	$1.53

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the Company’s stock options outstanding under the Equity Incentive Plan at December 31, 2007 (in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable at 12/31/07	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$1.00 to $2.72	3,339,000	7.1 years	$1.53	$67	1,759,700	$1.10	7.4 years	$792

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director at the plan’s adoption and each eligible director who joined the board after adoption is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Through December 31, 2007, options to purchase 129,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan with exercise prices ranging from $1.00 to $2.72. At December 31, 2007, 46,000 options to purchase Holdings common stock were outstanding and 371,000 options were available for future awards. The options vest six months after the date of grant. During the year ended December 31, 2007, there were no exercises of options issued under the Director Stock Option Plan.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon (i) a qualified initial public offering or change in control of or (ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. No payments related to the Cash Incentive Plan were made during the year ended December 31, 2007 or 2006. During the year ended December 31, 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to stockholders, Holdings made a $14.5 million cash payment under the Cash Incentive Plan, which was financed with a dividend from US Oncology.

As of December 31, 2007, no amounts were available for payment under the Cash Incentive Plan. Effective January 1, 2008, the Cash Incentive Plan was cancelled and a new 2008 Long-Term Cash Incentive Plan (2008 Cash Plan) was adopted (see Note 17). If any of the payment triggering events described in the 2008 Cash Plan should occur in the future, the Company may incur an additional obligation (and compensation expense) as a result of such event or events. The amount of this obligation may increase based upon future performance of the Company, upon the consummation of a qualified initial public offering or upon a change in control of the Company.

NOTE 12—STOCKHOLDERS’ EQUITY

Capital Stock of US Oncology Holdings, Inc.

The capital stock of Holdings consists of the following (shares and dollars in thousands):

		As of December 31, 2007		As of December 31, 2006
	Authorized Shares	Outstanding Shares	Carrying Value	Outstanding Shares	Carrying Value
Common Stock	300,000	140,618	$141	141,022	$141
Participating Preferred Stock Series A	15,000	13,939	308,174	13,939	312,749
Participating Preferred Stock Series A-1	2,000	1,948	53,431	1,948	50,797

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Because no ready market exists for Holding’s equity securities, the outstanding common and preferred shares were recorded at their respective fair values, as determined by an independent valuation firm on the date of issuance.

Common Stock

Holders of Holdings’ common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, subject to the rights of holders of participating preferred stock to elect directors. Dividends cannot be paid on Holdings’ common stock without the consent of holders of a majority of Holdings’ participating preferred stock. Upon any liquidation, dissolution or winding up of Holdings, subject to the rights of the holders of Holdings’ participating preferred stock, holders of Holdings’ common stock will be entitled to share ratably in Holdings’ assets legally available for distribution to stockholders in such event. On December 21, 2006, Holdings declared a $190.0 million dividend of which $170.1 million was due to its common shareholders of record as of December 20, 2006, which was paid on January 3, 2007 (see “Series A-1 Participating Preferred Stock”). During the quarter ended March 31, 2007, Holdings declared and paid a dividend of $158.6 million to holders of its common stock.

As of December 31, 2007 and 2006, the outstanding shares of common stock include 20,545,000 and 21,424,000 shares, respectively, of common stock issued pursuant to restricted stock awards granted to members of Holdings’ management, which shares are subject to forfeiture until the satisfaction of vesting requirements.

Series A Participating Preferred Stock

The following table presents activity related to the outstanding Series A participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value
Balance at December 31, 2004	13,913	$469,838
Private equity offering	26	725
Accretion of cumulative 7% dividends	—	22,168
Dividend paid	—	(200,015)

Balance at December 31, 2005	13,939	292,716
Accretion of cumulative 7% dividends	—	20,033

Balance at December 31, 2006	13,939	312,749
Accretion of cumulative 7% dividends	—	20,068
Dividend paid	—	(24,643)

Balance at December 31, 2007	13,939	$308,174

Series A participating preferred stock is entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions, each as described below. During the years ended December 31, 2007, 2006 and 2005, accretion of this dividend was recorded in the amount of $20.1 million, $20.0 million, and $22.2 million, respectively, and is recorded as a component of the carrying value of preferred stock and as a reduction of retained earnings.

Dividends cannot be paid on the common stock without the consent of holders of a majority of the participating preferred stock. If a dividend is paid on the common stock, each share of participating preferred stock shall receive an amount equal to the amount payable with respect to such dividend on one (subject to adjustment) share of common stock. In connection with these participating rights, holders of Series A preferred stock received a dividend in the amount of $19.9 million in connection with the $190.0 million dividend declared to Holdings’ shareholders. Special dividends may be paid to holders of participating preferred stock when and if declared by the Company’s board of directors out of funds legally available therefore.

Upon any liquidation, dissolution or winding-up of Holdings, each share of participating preferred stock shall be entitled to receive: (i) $18.97 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. At December 31, 2007, the liquidation preference was $21.11 per share. Consent of holders of a majority of the participating preferred stock will be required to pay

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

such preferred liquidation amounts other than in cash. Thereafter, holders of participating preferred stock participate ratably with the holders of common stock in any distribution of the remaining assets of Holdings, or proceeds thereof, available for distribution to the stockholders of Holdings based on the number of shares of common stock then outstanding (assuming for such purposes that each share of participating preferred stock was converted into one (subject to adjustment) share of common stock immediately prior to such liquidation, dissolution or winding-up of Holdings even though such conversion does not actually occur). As of December 31, 2007, the total liquidation value of the participating Series A preferred stock was approximately $294.2 million.

Upon the consummation of a registered underwritten public offering of common stock yielding gross proceeds to Holdings of not less than $100 million:

•

the total accreted value per share of participating preferred stock shall convert to common stock through the issuance of an equivalent value of common stock based on the public offering price of the common stock and shall be redeemed by Holdings to the extent the public offering (and any related financings) result in sufficient cash for Holdings to pay the redemption price per share and meet Holdings’ other financial obligations; and

•

Holdings shall also issue one (subject to adjustment) share of common stock for each share of participating preferred stock then outstanding. If the holders of not less than a majority of the participating preferred stock so elect, accrued dividends on the participating preferred stock will be paid in cash at the time of conversion rather than converted into common stock.

The participating preferred stock is mandatorily redeemable upon a sale of all or substantially all of Holdings’ assets or other change of control transactions that may be beyond control of Holdings at a price per share equal to (i) accreted value per share plus (ii) the issuance of one share of common stock for each share of participating preferred stock then outstanding (such newly issued shares of common stock to receive the same consideration as the other shares of common stock then outstanding for purposes of such change of control transaction).

The holders of participating preferred stock will vote together with the holders of the common stock (other than in director elections), with each share of participating preferred stock having voting rights equivalent to one share of common stock, except that the holders of participating preferred stock, voting as a separate class, are entitled to elect two members of the board of directors.

Series A-1 Participating Preferred Stock

The Series A-1 participating preferred shares bear terms, including dividend rights and liquidation preferences, substantially identical to those of the outstanding Series A participating preferred shares.

The following table presents activity related to the outstanding Series A-1 participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value
Balance at December 31, 2005	—	$—
Issuance in connection with private offering	1,948	50,725
Accretion of cumulative 7% dividends	—	72

Balance at December 31, 2006	1,948	50,797
Accretion of cumulative 7% dividends	—	2,990
Dividend paid	—	(356)

Balance at December 31, 2007	1,948	$53,431

On December 22, 2006, Holdings consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on an independent appraisal, proceeds of $99.3 million, or $4.59 per share, were attributed to the common shares issued and proceeds of $50.7 million, or $26.04 per share, were attributed to the Series A-1 participating preferred shares issued. The value attributed to the Series A-1 participating preferred shares reflects their liquidation preference of $21.45 per share on the date of issuance plus the value of a participating right, which is substantially identical to a common share, of $4.59 per unit.

Upon any liquidation, dissolution or winding-up of Holdings, each share of Series A-1 participating preferred stock shall be entitled to receive: (i) $21.45 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. At December 31, 2007, the liquidation preference was $22.84 per share. As of December 31, 2007, the total liquidation value of the participating preferred stock was approximately $44.5 million.

Capital Stock of US Oncology, Inc.

The capital stock of US Oncology, Inc. consists of 100 authorized, issued and outstanding common shares, with a par value of $0.01 per share, all of which are owned by US Oncology Holdings, Inc.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service the indebtedness of Holdings through payment of semi-annual dividends. US Oncology also provides funds for payment of general and administrative expenses incurred by Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Notes”). During the years ended December 31, 2007 and 2006, US Oncology paid Holdings dividends of $34.9 million and $23.7 million, respectively, to finance the semi-annual interest payments on its indebtedness and to support its corporate existence.

US Oncology may make additional distributions to Holdings to the extent permitted by restrictive covenants within its indebtedness and subject to the approval of its Board of Directors. During the year ended December 31, 2006, and in connection with a private offering of US Oncology Holdings, Inc. common and Series A-1 participating preferred stock, the Board of Directors approved a dividend to Holdings in the amount of $40.6 million. In January, 2007, the dividend, along with proceeds from the offering, were used to pay related transaction costs and a distribution to the holders of US Oncology Holdings, Inc. capital stock immediately prior to the offering. During 2005, in connection with the issuance of the Holdings Notes, US Oncology paid Holdings a $21.7 million dividend to fund the debt issuance costs and the long-term incentive compensation expense incurred by Holdings.

NOTE 13—SEGMENT FINANCIAL INFORMATION

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. In the first quarter of 2006, the Company changed its reportable segments to present information for its service offerings related to oncology pharmaceuticals. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of cancer research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to affiliated practices, including practices affiliated under the OPS model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The segment presentation for the year ended December 31, 2005 has been conformed to the current presentation.

Balance sheet information by reportable segment is not reported since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(223,059)	(2,186,632)	(51,440)	(84,326)	1,771,258	(2,782,727)
Impairment and restructuring charges	(1,552)	(4,235)			(9,339)		(15,126)
Depreciation and amortization	—	(39,131)	(5,196)	(542)	(44,462)	—	(89,331)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,127)	$—	$113,594

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(97)	$—	$(97)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,224)	$—	$113,497

Goodwill (2) (3) (4)	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

	Year Ended December 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,518,975	$—	$1,945,018	$—	$—	$(1,641,852)	$1,822,141
Service revenues	561,459	323,917	50,646	53,220	—	—	989,242

Total revenues	2,080,434	323,917	1,995,664	53,220	—	(1,641,852)	2,811,383
Operating expenses	(1,955,969)	(207,940)	(1,911,946)	(52,306)	(76,948)	1,641,852	(2,563,257)
Depreciation and amortization	—	(38,423)	(3,960)	(871)	(40,080)	—	(83,334)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,028)	$—	$164,792

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(232)	$—	$(232)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,260)	$—	$164,560

Goodwill (2) (3) (4)	$409,322	$191,615	$156,933	$—	$—	$—	$757,870

	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,354,749	$—	$598,454	$—	$—	$(337,260)	$1,615,943
Service revenues	538,522	292,472	28,044	43,579	—	—	902,617

Total revenues	1,893,271	292,472	626,498	43,579	—	(337,260)	2,518,560
Operating expenses	(1,729,258)	(188,675)	(582,578)	(46,069)	(72,008)	337,260	(2,281,328)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Depreciation and amortization	(44)	(39,788)	(1,346)	(1,409)	(42,331)	—	(84,918)

Income (loss) from operations	$163,969	$64,009	$42,574	$(3,899)	$(128,846)	$—	$137,807
US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(349)	$—	$(349)

Income (loss) from operations	$163,969	$64,009	$42,574	$(3,899)	$(129,195)	$—	$137,458

Goodwill (4)	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceuticals services segment) to the Company’s practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)

During the year ended December 31, 2006, the Company recorded an adjustment to increase goodwill by $13.7 million in the cancer center services segment to correct an error at the time of the August 20, 2004 Merger.

(3)

Goodwill in the amount of $27.5 million recorded as a result of the purchase price allocation for AccessMed acquisition in July, 2006 has been assigned to the pharmaceutical services segment based upon the nature of services and organizational integration of the acquired company.

(4)

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

NOTE 14—RELATED PARTY TRANSACTIONS

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

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $8.0 million in 2007, $7.3 million in 2006, and $6.9 million in 2005. Total future commitments are $139.3 million as of December 31, 2007.

As of December 31, 2007, two of the Company’s directors, Dr. Mark Myron and Dr. Steven Paulson, are practicing physicians, whose practices are affiliated with the Company. In 2007, the practices in which these directors participate generated total net revenue of $1,128.8 million of which $235.5 million was retained by the practices and $893.3 million was included in the Company’s revenue.

As of December 31, 2006 and 2005, the Company’s directors who were also practicing physicians with affiliated practices were Dr. Burton Schwartz and Dr. Steven Paulson. In 2006, the practices in which these directors participate generated total net revenue of $1,061.8 million of which $226.1 million was retained by the practices and $835.7 million was included in the Company’s revenue. In 2005, the practices in which these directors participate generated total net revenue of $942.5 million of which $231.5 million was retained by the practices and $711.0 million was included in the Company’s revenue.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, the Company agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Reiland, a member of the Company’s board of directors, is a Managing Director at Morgan Stanley & Co Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15—QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information (in thousands):

US Oncology Holdings, Inc.

	2007 Quarter Ended				2006 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$732,041	$753,353	$743,814	$771,570	$701,743	$689,418	$698,638	$721,584
Income from operations	28,469	31,188	26,311	27,530	41,036	44,294	42,116	37,114
Other expense, net	(44,664)	(35,759)	(35,265)	(50,229)	(27,983)	(30,324)	(30,962)	(30,206)
Net income (loss)	(15,586)	(364)	(4,194)	(14,830)	7,571	8,616	6,718	3,253

US Oncology, Inc.

	2007 Quarter Ended				2006 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$732,041	$753,353	$743,814	$771,570	$701,743	$689,418	$698,638	$721,584
Income from operations	28,510	31,233	26,344	27,507	41,162	44,327	42,150	37,153
Other expense, net	(24,529)	(24,654)	(23,888)	(25,890)	(22,019)	(24,267)	(24,822)	(24,150)
Net income (loss)	2,050	2,435	2,401	302	11,486	12,401	10,597	7,541

NOTE 16—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-SUBSIDIARY GUARANTORS

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of December 31, 2007, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P., and Oregon Cancer Center, Ltd.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$149,255	$1	$—		$149,256
Accounts receivable	—	309,030	9,946	—		318,976
Other receivables	—	120,285	—	—		120,285
Prepaid expenses and other current assets	7	22,794	—	—		22,801
Inventories	—	82,822	—	—		82,822
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	740,894	—	—	(680,599	) (a)	60,295
Investment in subsidiaries	651,999	—	—	(651,999	) (b)	—

Total current assets	1,397,160	684,186	9,947	(1,332,598)		758,695
Property and equipment, net	—	360,837	38,784	—		399,621
Service agreements, net	—	218,832	5,018	—		223,850
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,426	36,258	1,530	—		69,214

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,178	$95	$968	$—		$9,241
Accounts payable	—	240,318	775	—		241,093
Intercompany accounts	(249,113)	251,812	(2,699)	—		—
Due to affiliates	7,132	841,866	8,866	(680,599	) (a)	177,265
Accrued compensation cost	—	30,341	679	—		31,020
Accrued interest payable	24,949	—	—	—		24,949
Income taxes payable	6,735	—	—	—		6,735
Other accrued liabilities	—	38,549	(786)	—		37,763

Total current liabilities	(202,119)	1,402,981	7,803	(680,599)		528,066
Deferred revenue	—	8,380	—	—		8,380
Deferred income taxes	33,532	—	—	—		33,532
Long-term indebtedness	1,042,850	2,239	15,852	—		1,060,941
Other long-term liabilities	—	6,460	3,731	—		10,191

Total liabilities	874,263	1,420,060	27,386	(680,599)		1,641,110

Commitments and contingencies
Minority interests	—	—	13,217	—		13,217
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,186	—	—	—		549,186
Retained earnings	5,136	—	—	—		5,136
Subsidiary equity	—	631,730	20,269	(651,999	) (b)	—

Total stockholder’s equity	554,323	631,730	20,269	(651,999)		554,323

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$281,766	$—	$—		$281,766
Accounts receivable	—	328,661	12,645	—		341,306
Other receivables	—	105,544	—	—		105,544
Prepaid expenses and other current assets	8	21,131	—	—		21,139
Inventories	—	78,381	—	—		78,381
Deferred income taxes	4,268	—	—	—		4,268
Due from affiliates	1,053,079	—	—	(985,287	) (a)	67,792
Investment in subsidiaries	562,402	—	(587)	(561,815	) (b)	—

Total current assets	1,619,757	815,483	12,058	(1,547,102)		900,196
Property and equipment, net	—	353,408	39,910	—		393,318
Service agreements, net	—	234,498	5,602	—		240,100
Goodwill	—	752,277	5,593	—		757,870
Other assets	36,597	30,371	1,530	—		68,498

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,564	$152	$681	$—		$9,397
Accounts payable	—	197,767	929	—		198,696
Dividend payable	40,609					40,609
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	156,833	1,116,112	15,858	(985,287	) (a)	303,516
Accrued compensation cost	—	26,314	540	—		26,854
Accrued interest payable	24,111	—	—	—		24,111
Income taxes payable	10,426	—	—	—		10,426
Other accrued liabilities	249	33,068	(752)	—		32,565

Total current liabilities	(8,322)	1,625,165	14,618	(985,287)		646,174
Deferred revenue	—	8,337	—	—		8,337
Deferred income taxes	32,886	—	—	—		32,886
Long-term indebtedness	1,051,049	2,657	15,958	—		1,069,664
Other long-term liabilities	—	3,894	4,138	—		8,032

Total liabilities	1,075,613	1,640,053	34,714	(985,287)		1,765,093

Commitments and contingencies
Minority interests	—	—	14,148	—		14,148
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	580,740	—	—	—		580,740
Subsidiary equity	—	545,984	15,831	(561,815	) (b)	—

Total stockholder’s equity	580,741	545,984	15,831	(561,815)		580,741

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,923,071	$47,035	$—		$1,970,106
Service revenue	—	997,280	33,392	—		1,030,672

Total revenue	—	2,920,351	80,427	—		3,000,778
Cost of products	—	1,879,576	45,971	—		1,925,547
Cost of services:
Operating compensation and benefits	—	463,088	16,089	—		479,177
Other operating costs	—	289,301	4,376	—		293,677
Depreciation and amortization	—	69,217	3,942	—		73,159

Total cost of services	—	821,606	24,407	—		846,013
Total cost of products and services	—	2,701,182	70,378	—		2,771,560
General and administrative expense	201	84,125	—	—		84,326
Impairment, restructuring and other charges, net	—	15,126	—	—		15,126
Depreciation and amortization	—	16,172	—	—		16,172

	201	2,816,605	70,378	—		2,887,184

Income (loss) from operations	(201)	103,746	10,049	—		113,594
Other income (expense)
Interest expense, net	(98,831)	4,885	(1,396)	—		(95,342)
Intercompany interest	24,167	(24,167)	—	—		—
Minority interests	—	(1,191)	(2,428)	—		(3,619)

Income (loss) before income taxes	(74,865)	83,273	6,225	—		14,633
Income tax provision	(7,447)	—	—	—		(7,447)
Equity in subsidiaries	89,498	—	—	(89,498	) (a)	—

Net income	$7,186	$83,273	$6,225	$(89,498)		$7,186

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,775,084	$47,057	$—		$1,822,141
Service revenue	—	958,525	30,717	—		989,242

Total revenue	—	2,733,609	77,774	—		2,811,383
Cost of products	—	1,726,924	26,714	—		1,753,638
Cost of services:
Operating compensation and benefits	—	442,789	15,217	—		458,006
Other operating costs	—	251,087	23,578	—		274,665
Depreciation and amortization	—	65,243	4,108	—		69,351

Total cost of services	—	759,119	42,903	—		802,022
Total cost of products and services	—	2,486,043	69,617	—		2,555,660
General and administrative expense	425	76,523	—	—		76,948
Depreciation and amortization	—	13,983	—	—		13,983

	425	2,576,549	69,617	—		2,646,591

Income (loss) from operations	(425)	157,060	8,157	—		164,792
Other income (expense)
Interest expense, net	(93,227)	1,307	(950)	—		(92,870)
Intercompany interest	26,411	(26,411)	—	—		—
Minority interests	—	—	(2,388)	—		(2,388)

Income (loss) before income taxes	(67,241)	131,956	4,819	—		69,534
Income tax provision	(27,509)	—	—	—		(27,509)
Equity in subsidiaries	136,775	—	—	(136,775	) (a)	—

Net income	$42,025	$131,956	$4,819	$(136,775)		$42,025

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,573,519	$42,424	$—		$1,615,943
Service revenue	—	872,589	32,365	(2,337	) (a)	902,617

Total revenue	—	2,446,108	74,789	(2,337)		2,518,560
Cost of products	—	1,505,350	40,238	—		1,545,588
Cost of services:
Operating compensation and benefits	—	404,180	13,922	—		418,102
Other operating costs	—	238,933	9,034	(2,337	) (a)	245,630
Depreciation and amortization	—	63,548	3,866	—		67,414

Total cost of services	—	706,661	26,822	(2,337)		731,146
Total cost of products and services	—	2,212,011	67,060	(2,337)		2,276,734
General and administrative expense	371	71,637	—	—		72,008
Compensation expense under long-term incentive plan	—	14,507	—	—		14,507
Depreciation and amortization	—	17,504	—	—		17,504

	371	2,315,659	67,060	(2,337)		2,380,753

Income (loss) from operations	(371)	130,449	7,729	—		137,807
Other income (expense)
Interest expense, net	(87,173)	3,820	(821)	—		(84,174)
Intercompany interest	27,075	(27,075)	—	—		—
Minority interests	—	—	(2,003)	—		(2,003)

Income (loss) before income taxes	(60,469)	107,194	4,905	—		51,630
Income tax provision	(20,652)	—	—	—		(20,652)
Equity in subsidiaries	112,099	—	—	(112,099	) (b)	—

Net income	$30,978	$107,194	$4,905	$(112,099)		$30,978

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$7,186	$83,273	$6,225	$(89,498	) (a)	$7,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,786	85,387	3,942	—		96,115
Deferred income taxes	992	—	—	—		992
Non-cash compensation expense	753	—	—	—		753
(Gain)/Loss on sale of assets	—	151	—	—		151
Minority interest expense	—	—	3,638	—		3,638
Impairment and restructuring charges	—	15,126	—	—		15,126
Equity earnings in joint venture	—	(1,576)	—	—		(1,576)
Equity in earnings of subsidiaries	(89,498)	—	—	89,498	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	4,890	2,699	—		7,589
Prepaid expenses and other current assets	137	(4,690)	—	—		(4,553)
Inventories	—	(4,441)	—	—		(4,441)
Other assets	—	(5,413)	7	—		(5,406)
Increase (Decrease) in:
Accounts payable	(55)	47,013	(145)	—		46,813
Due from/to affiliates	(259)	38,432	(8,654)	—		29,519
Income taxes receivable/payable	(3,033)	—	—	—		(3,033)
Other accrued liabilities	528	8,676	(47)	—		9,157
Intercompany accounts	311,614	(309,179)	(2,435)	—		—

Net cash provided by operating activities	235,151	(42,351)	5,230	—		198,030
Cash flows from investing activities:
Acquisition of property and equipment	—	(88,618)	(2,232)	—		(90,850)
Net payments in affiliation transactions	—	(134)	—	—		(134)
Net proceeds from sale of assets	—	750	—	—		750
Distribution from minority interest	—	254	—	—		254
Investment in joint venture	—	(4,745)	—	—		(4,745)
Proceeds from contract separation	—	1,555	—	—		1,555

Net cash used in investing activities	—	(90,938)	(2,232)	—		(93,170)
Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	—		1,323
Repayment of term loan	(7,487)	—	—	—		(7,487)
Repayment of advance to parent	(150,000)	—	—	—		(150,000)
Repayment of other indebtedness	(1,802)	(475)	(484)	—		(2,761)
Debt issuance costs	(1,554)	—	—	—		(1,554)
Net distributions to parent	(75,501)	—	—	—		(75,501)
Distributions to minority interests	—	1,253	(3,178)	—		(1,925)
Contributions of proceeds from exercise of stock options	535	—	—	—		535

Net cash provided by (used in) financing activities	(235,151)	778	(2,997)	—		(237,370)

Increase (decrease) in cash and cash equivalents	—	(132,511)	1	—		(132,510)
Cash and cash equivalents:
Beginning of period	—	281,766	—	—		281,766

End of period	$—	$149,255	$1	$—		$149,256

(a)	Elimination of intercompany blances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$42,025	$131,956	$4,819	$(136,775	) (a)	$42,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,562	79,226	4,108	—		89,896
Deferred income taxes	4,422	—	—	—		4,422
Non-cash compensation expense	2,149	—	—	—		2,149
Gain on sale of assets	—	(196)	—	—		(196)
Minority interest expense	—	—	2,388	—		2,388
Equity in earnings of subsidiaries	(136,775)	—	—	136,775	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	(40,340)	(1,733)	—		(42,073)
Prepaid expenses and other current assets	(8)	331	912	—		1,235
Inventories	—	(31,521)	1,343	—		(30,178)
Other assets	(351)	3,557	—	—		3,206
Increase (Decrease) in:
Accounts payable	—	(39,123)	(594)	—		(39,717)
Due from/to affiliates	(6,226)	19,882	293	—		13,949
Income taxes receivable/payable	2,998	23	—	—		3,021
Other accrued liabilities	(757)	(4,760)	(971)	—		(6,488)
Intercompany accounts	(134,510)	138,601	(4,091)	—		—

Net cash provided by (used in) operating activities	(220,471)	257,636	6,474	—		43,639
Cash flows from investing activities:
Net proceeds from sale of assets	—	9,261	—	—		9,261
Acquistion of property and equipment	—	(73,372)	(9,199)	—		(82,571)
Acquisition of business, net of cash acquired	—	(31,378)	—	—		(31,378)
Net payments in affiliation transactions	—	(3,630)	—	—		(3,630)
Investment in unconsolidated subsidiary	—	(2,450)	—	—		(2,450)

Net cash used in investing activities	—	(101,569)	(9,199)	—		(110,768)
Cash flows from financing activities:
Proceeds from term loan	100,000	—	—	—		100,000
Proceeds from other indebtedness	—	—	4,522	—		4,522
Repayment of term loan	(1,000)	—	—	—		(1,000)
Repayment of other indebtedness	(4,421)	(137)	(493)	—		(5,051)
Debt issuance costs	(714)	—	—	—		(714)
Net distributions to parent	(23,713)	—	—	—		(23,713)
Distributions to minority interests	—	—	(2,320)	—		(2,320)
Contributions from minority interests	—	—	1,015	—		1,015
Advance from parent	150,000	—	—	—		150,000
Proceeds from exercise of options	319	—	—	—		319

Net cash provided by (used in) financing activities	220,471	(137)	2,724	—		223,058

Increase (decrease) in cash and cash equivalents	—	155,930	(1)	—		155,929
Cash and cash equivalents:
Beginning of period	—	125,836	1	—		125,837

End of period	$—	$281,766	$—	$—		$281,766

(a)	Elimination of intercompany blances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$30,978	$107,194	$4,905	$(112,099	) (a)	$30,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,404	79,571	5,347	—		91,322
Deferred income taxes	8,164	—	—	—		8,164
Non-cash compensation expense	3,883	—	—	—		3,883
Minority interest expense	—	(1,642)	3,645	—		2,003
Equity in earnings of subsidiaries	(112,099)	—	—	112,099	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	(30,053)	(130)	—		(30,183)
Prepaid expenses and other current assets	48	(5,672)	(351)	—		(5,975)
Inventories	—	(42,431)	(168)	—		(42,599)
Other assets	(1)	(870)	(1)	—		(872)
Increase (Decrease) in:
Accounts payable	(1,854)	62,185	(3,718)	—		56,613
Due from/to affiliates	—	13,870	(2,399)	—		11,471
Income taxes receivable/payable	10,867	—	—	—		10,867
Other accrued liabilities	(436)	(12,840)	2,159	—		(11,117)
Intercompany accounts	93,684	(90,708)	(2,976)	—		—

Net cash provided by operating activities	39,638	78,604	6,313	—		124,555
Cash flows from investing activities:
Acquisition of property and equipment	—	(65,402)	(18,798)	—		(84,200)
Net payments in affiliation transactions	—	(8,741)	—	—		(8,741)
Proceeds from sale of real estate interests in joint venture	—	900	—	—		900
Contract separations	—	1,807	—	—		1,807

Net cash used in investing activities	—	(71,436)	(18,798)	—		(90,234)
Cash flows from financing activities:
Proceeds from other indebtedness	—	—	13,574	—		13,574
Repayment of term loan	(17,912)	—	—	—		(17,912)
Repayment of other indebtedness	(5,893)	—	(635)	—		(6,528)
Debt issuance costs	(753)	—	—	—		(753)
Net distributions to parent	(17,834)	—	—	—		(17,834)
Equity investment by parent	899	—	—	—		899
Distributions to minority interests	—	—	(1,743)	—		(1,743)
Contributions from minority interests	—	—	1,414	—		1,414

Net cash provided by (used in) financing activities	(41,493)	—	12,610	—		(28,883)

Increase (decrease) in cash and cash equivalents	(1,855)	7,168	125	—		5,438
Cash and cash equivalents:
Beginning of period	1,855	118,668	(124)	—		120,399

End of period	$—	$125,836	$1	$—		$125,837

(a)	Elimination of intercompany blances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17—SUBSEQUENT EVENT (UNAUDITED)

Effective January 1, 2008, the Company entered into a comprehensive service agreement with a 47 physician practice in a new geographic market. The term of the agreement is 10 years and consideration paid to the affiliating physicians was $71.3 million which includes $38.7 million in cash and $32.6 million in subordinated notes payable.

Effective January 1, 2008, the Company amended its 2004 Equity Incentive Plan to i) eliminate the distinction between shares available for grant under restricted common shares and those available under stock options and ii) increase the number of shares available for awards from 27,223,996 to 32,000,000. Also in January, 2008, the Company awarded 8,340,000 shares of restricted stock to employees, a portion of which required a corresponding employee cancellation of 2,865,000 stock options. The shares remaining available for grant after the January awards were 1,913,000. The Company, also adopted a new 2008 Long-Term Cash Incentive Plan (“2008 LTIP”) effective January 1, 2008, and terminated the existing Long-Term Incentive Plan. Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Amounts earned under the LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii)

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)

R. Dale Ross	61	Chairman of the Board of Directors

Bruce D. Broussard	45	President and Chief Executive Officer and Director

Richard P. McCook	54	Executive Vice President and Chief Financial Officer

Glen C. Laschober	54	Executive Vice President and Chief Operating Officer

Vicki H. Hitzhusen	55	Chief Accounting Officer

Phillip H. Watts	42	General Counsel and Secretary

Russell L. Carson	64	Director

James E. Dalton, Jr.	65	Director

Lloyd K. Everson, M.D.	64	Vice Chairman of the Board of Directors

Daniel S. Lynch.	49	Director

D. Scott Mackesy	39	Director

Richard B. Mayor	73	Director

Mark C. Myron, M.D.	61	Director

Robert A. Ortenzio	50	Director

R. Steven Paulson, M.D.	56	Director

Boone Powell, Jr.	71	Director

William T. Reiland.	47	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

R. Dale Ross has been Chairman of the Board and Chief Executive Officer of US Oncology since December 1992 and became Chief Executive Officer and Chairman of the board of directors of Holdings upon consummation of the August, 2004 Merger. Effective February 2008, Mr. Ross has transitioned the CEO responsibilities to Mr. Broussard and continues to serve as the Executive Chairman of the Company. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In November 2005, he was appointed President of US Oncology Holdings, Inc. and US Oncology, Inc., and he also served as Chief Financial Officer of each Company until July 31, 2006. In February 2008, Mr. Broussard was appointed Chief Executive Officer of US Oncology Holdings, Inc. and US Oncology, Inc. Also effective February 2008, he was elected to the board of directors of each Company. Mr. Broussard was Chief Executive Officer of HarborDental, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group. He currently serves as a director and a compensation committee member at U.S. Physical Therapy, Inc.

Richard P. McCook joined US Oncology Holdings, Inc. and US Oncology, Inc. as Executive Vice President and Chief Financial Officer, in July, 2006. Prior to joining US Oncology, Mr. McCook was employed as Senior Vice President and Chief Financial Officer of Raytech Corporation, a global manufacturer and distributor of automotive parts, from 2004 until 2006. He was employed by Winn-Dixie Stores, Inc., a supermarket chain, from 1984 until 2004, where he served as Chief Financial Officer from 1984 until 2004, and as Vice President of Finance from 1984 until 2001 and Senior Vice President from 2001 until 2004. On February 21, 2005, Winn-Dixie and certain of its subsidiaries, filed a voluntary petition seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

Glen C. Laschober joined US Oncology Holdings, Inc. and US Oncology, Inc. as Executive Vice President and Chief Operating Officer, in January, 2008. Mr. Laschober comes to US Oncology with more than 30 years of healthcare operations experience. Most recently, Mr. Laschober served as the Chief Operating Officer for Omnicare, a provider of pharmaceutical care services to long-term care facilities and other institutions. In addition, he has been an executive operating officer in several pharmacy-related organizations including CVS, Provantage and Caremark.

Vicki H. Hitzhusen has been our Chief Accounting Officer since January 2005. Prior to that time, she was a member of the US Oncology board of directors from November 2003 until the consummation of the August, 2004 Merger and during October and November of 2004. During her service as a director, she was a member of our Audit Committee. Ms. Hitzhusen was Director of Finance of BMC Software from 2003 until 2004, where her responsibilities included supervision of financial operations in certain markets and compliance with Sarbanes-Oxley requirements. From 1975 until 2002, Ms. Hitzhusen was with Arthur Andersen LLP, a public accounting firm, ultimately as a partner.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel and became General Counsel of Holdings upon consummation of the Merger. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews Kurth LLP.

Russell L. Carson became a director of US Oncology in 1992 and became a director of Holdings upon consummation of the August, 2004 Merger. Mr. Carson is a general partner of Welsh, Carson, Anderson & Stowe. Mr. Carson is also a director of Select Medical Corp. and various privately held healthcare companies.

James E. Dalton, Jr. joined the boards of directors of US Oncology and Holdings in July 2005. Mr. Dalton was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a healthcare company, from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves as Chairman of Signature Hospital Corporation. He also serves on the Board of Trustees of Universal Health Realty Income Trust. Mr. Dalton is a Life Fellow of the American College of Healthcare Executives.

Lloyd K. Everson, M.D. was President of US Oncology from November 1993 until March 2001. He was a director of US Oncology from 1993 until 1999 and from 2001 until the present and joined the board of directors of Holdings upon consummation of the August, 2004 Merger and serves as its Vice Chairman. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. In 2006, Dr. Everson was appointed to the National Cancer Advisory Board by President George W. Bush.

Daniel S. Lynch was elected to serve as a director of US Oncology and Holdings in August 2006. Since January 2007, Mr. Lynch has been Chief Executive Officer and a director of Ivrea Pharmaceuticals, a private pharmaceutical company. From 2001 until 2005, Mr. Lynch was employed by Imclone Systems Incorporated, a publicly traded biotechnology company, serving as its Chief Financial Officer from 2001 until 2003 and as its Chief Executive Officer and a member of its Board of Directors from 2003 until 2005. Prior to that time, he served as Chief Financial Officer of Derby Cycle Corporation, a designer, manufacturer and marketer of bicycles, from 1999 until 2001, and in various finance capacities at Bristol-Myers Squibb, a pharmaceutical company, from 1984 until 1999.

D. Scott Mackesy joined the US Oncology board of directors upon consummation of the August, 2004 Merger and has been a director of Holdings since its inception. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh Carson IX. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William and Mary. Mr. Mackesy also is a director with Concentra, Inc., Ardent Health Services and several privately held healthcare companies.

Richard B. Mayor was a director of US Oncology from 1993 until consummation of the August, 2004 Merger and joined the board of directors of Holdings in October 2004. He had previously served as a director of US Oncology since 1993. Mr. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. Mr. Mayor continued as of counsel to Andrews Kurth until December 2003.

Mark C. Myron, M.D. was elected to serve as a director of Holdings and US Oncology in May 2007. Dr. Myron is a practicing physician with Kansas City Cancer Centers (“KCCC”), a physician practice that has entered into a comprehensive service agreement with us, and serves as KCCC’s president. Dr. Myron is board-certified in internal medicine and medical oncology. He is on the board of directors for the Midwest Biotech Center and is a founding board member of the American Academy of Hospice and Palliative Care.

Robert A. Ortenzio has been a director of US Oncology since 1992 and joined the board of directors of Holdings upon consummation of the August, 2004 Merger. He has been President and Chief Executive Officer of Select Medical Corporation since September 2001 and was President and Chief Operating Officer of Select Medical Corporation from February 1997 until September 2001. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986. Mr. Ortenzio serves as a director of Odyssey Healthcare, a publicly-traded healthcare company providing services to terminally ill patients.

R. Steven Paulson, M.D. was elected to serve as a director of US Oncology and Holdings in April, 2006. Dr. Paulson is a practicing physician with Texas Oncology, P.A. (“Texas Oncology”), and has served as Texas Oncology’s president and chairman of its board of directors since 2000. Dr. Paulson is a Diplomat of the American Board of Internal Medicine with a subspecialty certification in medical oncology.

Boone Powell, Jr. was a director of US Oncology from 1999 until consummation of the August, 2004 Merger and joined the board of directors of Holdings and US Oncology in November 2004. Mr. Powell was President and Chief Executive Officer of Baylor Healthcare System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank—Texas and is a Fellow of the American College of Healthcare Executives.

William T. Reiland became a director of US Oncology and Holdings in December 2006 upon the consummation of the stock purchase by Morgan Stanley Principal Investments, Inc. Mr. Reiland has been a managing director at Morgan Stanley & Co. Incorporated since December 2004. He currently works in the Principal Investments group within the Fixed Income Division. Mr. Reiland joined Morgan Stanley & Co. Incorporated in 1993, initially as an investment banker covering hospital, physician group and HMO companies and has held various positions since that time.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr., and Daniel S. Lynch. The Board of Directors has determined that Daniel S. Lynch is an “audit committee financial expert” within the meaning of applicable SEC rules.

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

Messrs. Dalton, Lynch, and Mayor serve on the audit committee. Messrs. Powell, Carson and Ortenzio serve on the compensation committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of the individual who served as our Chief Executive Officer in 2007, the individual who served as our Chief Financial Officer during 2007, and the three other executive officers who received the highest amount of total compensation in 2007. In addition, two additional employees who would have been included in the table, but for the fact that they were not serving as executive officers as of the end of 2007, are included. For purposes of this section, “named executive officers” refers to R. Dale Ross, Chief Executive Officer; Richard P. McCook, Chief Financial Officer; Bruce D. Broussard, President; Atul Dhir, President-Cancer Information and Research Group and Executive Vice President of Strategy; and Leo E. Sands, Executive Vice President and Chief Administrative Officer, Lloyd K. Everson, M.D. who serves as Vice Chairman of the board of directors; and George D. Morgan, who is no longer employed by the Company.

Compensation Committee

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Our Compensation Committee met five times during 2007.

Our compensation committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our compensation committee is responsible for determining all stock-based and long-term compensation for our named executive officers. Bonus targets are generally determined during the first two months of each year and are based on calendar year performance.

From time to time, our compensation committee has retained independent compensation experts to evaluate our compensation policies and practices and to make recommendations regarding compensation. During 2007, Mercer was retained to assist with an executive compensation study.

Role of Our Executive Officers in Compensation Process

In 2007, the compensation committee reviewed the performance and set the compensation for our Chief Executive Officer, Mr. Ross. For the remaining named executive officers, the compensation committee considered the recommendations made by Mr. Ross regarding the performance and qualifications of each named executive officer.

General Compensation Philosophy

Our executive compensation program is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

All senior management members, including the named executive officers, have a significant element of compensation at risk in the form of equity compensation and bonuses tied to the creation of shareholder value. Each year our incentive plans are established to ensure that the specific criteria and measures for awards are based on relevant market-driven needs, as well as driving continued improvement in the creation of shareholder value.

As an integral part of the Merger, each of the named executive officers employed at that time made a significant cash investment in the equity securities of the Company upon the same terms as the other stockholders investing in that transaction. In addition, at that time, each of the named executive officers received grants of restricted stock under our 2004 Equity Incentive Plan and grants of units under our 2004 Long Term Cash Incentive Plan.

The investments by the named executive officers, combined with these awards, were designed to incentivize their continued engagement in the company after the Merger and to align their incentives with those of the other stockholders who acquired shares at the time of the Merger, by giving them a significant percentage of our equity at that time. The purpose of requiring out-of-pocket investment and awarding restricted stock (rather than options) was to ensure a close alignment of interests between management and the other stockholders invested in the deal, including with respect to downside risks. The units under our cash incentive plan specifically provide rewards to the executives up to a certain percentage of the common equity value of the company based on the amount by which return on invested capital exceeds thresholds set forth in the plan, in order to incentivize efficient use of capital in the context of a company that was becoming significantly more leveraged in the Merger. Payments under the units are triggered by certain liquidity events which benefit the stockholders of the company generally and use the date of the Merger as the starting point for payment calculations – further providing a commonality of interest between the named executive officers and the other investors in the Merger.

Elements of Compensation

The principal elements of our compensation program for the named executive officers have been base salaries, bonuses and, as discussed above, long-term equity incentives in the form of restricted stock and units under our cash incentive plan. An additional potential element of compensation is post-termination severance and acceleration of restricted stock vesting for certain named executive officers, upon a change of control. As a general matter, subject only to limited exceptions, we do not provide perquisites for our named executive officers on a basis that is different from other eligible employees.

Base Salaries

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his position and responsibility by using market data. During its review of base salaries for executives, the Committee primarily considers:

•	Internal review of the executive’s compensation, both individually and relative to other officers; and

•	Individual performance of the executive.

In addition, from time to time, the Committee has retained independent consultants to offer advice regarding compensation structure relative to the marketplace. During 2007, Mercer was retained to assist with an executive compensation study. The 17 companies referenced for the project were all publicly traded healthcare companies with sales ranging from $0.6 million to $6.5 billion and assets ranging from $0.9 million to $7.4 billion. The overall median sales and assets for these companies was similar to US Oncology. Additionally, private equity company survey data was referenced from Mercer’s proprietary database of executive salaries. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries are based on the Committee’s assessment of the individual’s performance.

Bonuses

Bonuses paid in 2007 were based on 2006 performance. For bonuses payable in 2007, the target bonus levels were equal to 50% of base salary for each of the named executive officers, other than Mr. Ross and Mr. Broussard, whose target bonus was 100% of base salary. For bonuses to be paid in 2008 based upon 2007 results, the bonus was determined based solely on achievement of predetermined return on invested capital and EBITDA targets, with each such officer earning 100% of his targeted bonus if we reached these targets and up to 200% of his targeted bonus if we exceeded them. The compensation committee has discretion to award bonuses in the event targets are not met or to increase the size of bonus awards. Targets are based upon the Company’s internal forecasting and modeling, which includes assumptions regarding the Company’s success in implementing its strategies, including with respect to new businesses and development. In the event that the Company does not successfully achieve its target results, or in the event of unexpected other events (such as the decline in reimbursement for ESAs in 2007), bonus targets may not be achieved. Bonuses in respect of 2007, which will be paid in 2008 and 2009, are not expected to be at the full target bonus level, as a result of Company performance, primarily due to reductions in ESA reimbursement.

Stock Options, Restricted Stock and Long-Term Cash Incentive

We believe that positive long-term performance is achieved in part by providing our named executive officers with incentives that align their financial interests with the interests of our shareholders. The compensation committee believes that the use of stock option and restricted stock awards accomplishes such alignment.

Our stock option plans authorize the compensation committee to grant options to purchase shares of common stock and shares of restricted stock to our employees, directors and consultants. Stock option grants are made at the commencement of employment and occasionally following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to all employees, including named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations.

All stock options awarded by Holdings have been awarded at or above the fair market value of our common stock at the grant date. We have not back-dated any option awards. We assessed the valuations of our common stock as of the applicable grant dates in 2007 by engaging an independent valuation firm to perform independent valuations of our common stock.

As a privately-owned company, there has been no market for our common stock. Accordingly, in 2007, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

Effective January 1, 2008, Holdings amended its 2004 Equity Incentive Plan (as so amended, the “2004 Equity Plan”) in order to: (a) increase the aggregate number of shares of common stock of Holdings available for awards under the 2004 Equity Plan from 27,233,966 to 32,000,000; (b) eliminate the distinction between shares of common stock available for issuance of restricted stock and those available for issuance of stock options; (c) comply with Section 409A of the Internal Revenue Code, as amended (the “Code”); and (d) improve clarity and administration, in each case as more fully set forth in the Amended and Restated 2004 Equity Incentive Plan, a copy of which is filed as an Exhibit to this Current Report.

Also effective January 1, 2008, Holdings canceled its 2004 Long-Term Cash Incentive Plan and all outstanding awards thereunder and adopted a new 2008 Long-Term Cash Incentive Plan (the “2008 cash plan”). The total number of units available under the 2008 cash plan for awards may not exceed 175,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the 2008 cash plan. No participant may receive more than 175,000 units.

The aggregate amount payable under awards is payable only upon the occurrence of a Qualified IPO or Change in Control, each as defined in Holdings’ Amended and Restated Certificate of Incorporation as currently in effect (any such event a “Bonus Payment Event.”) Upon the occurrence of a Bonus Payment Event, the full amount payable under the plan would be paid in cash.

The value of awards under the 2008 cash plan is based upon financial performance of Holdings for the period starting January 1, 2008 and ending on the earlier of (a) December 31, 2012 or (b) the date of the first Bonus Payment Event, according to a formula set forth in the 2008 cash plan. In no event may the bonus pool available for payments under the 2008 cash plan exceed $100,000,000. Until a Bonus Payment Event is deemed probable by us, no expense for any award is reflected in our financial statements.

Effective January 1, 2008, the following awards were made under the 2004 Equity Plan and the 2008 Cash Plan to Holdings principal executive officer, principal financial officer, principal operating officer and other named executive officers.

Name and Principal Position(s)	Units Awarded Under 2008 Cash Plan	Shares of Restricted Stock Awarded Under 2004 Equity Plan
R. Dale Ross Chairman of the Board and Chief Executive Officer	20,000	—
Bruce D. Broussard President	20,000	1,725,000
Richard P. McCook Executive Vice President and Chief Financial Officer	12,500	900,000
Lloyd K. Everson, M.D. Vice Chairman of the Board	5,000	—
Glen C. Laschober Executive Vice President and Chief Operating Officer	12,500	1,000,000

The above grants are not reflected in the summary tables, as of December 31, 2007, below.

Perquisites and other benefits

We maintain health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a 401(k) retirement plan that is available to all eligible US Oncology employees. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation as limited by section 401(a)(17) of the Internal Revenue Code. Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee. The above benefits are available to the named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements. In addition, we reimburse named executive officers for the cost of an annual physical examination.

How we choose amounts of each element of compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive officers and employees. The elements of our plan (base salary, bonus, stock-based compensation and long-term cash incentives) are clearly similar to the elements used by many companies. As discussed above, most of the named executive officers’ long-term compensation was awarded at the time of the Merger.

Regarding the grant process, the Compensation Committee does not delegate any related function, and executives are not treated differently from other Executive officers and employees.

Accounting and Tax Considerations

Our annual tax aggregate deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Internal Revenue Code should be applicable, and our compensation committee considered its impact in determining compensation levels for our named executive officers in 2007.

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2007 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

Name and Principal Position(s)	Fiscal Year	Salary	Stock Awards	Option Awards	Non-Equity 2007 Incentive Plan, Payable in 2008/2009 Compensation	All Other Compensation (1)		Total
R. Dale Ross	2007	$899,176	$—	$—	$764,300	$108,679	(2)	$1,772,155
Chairman of the Board (and Chief Executive Officer through January 31, 2008)	2006	856,359	—	—	377,654	118,420	(3)	1,352,433
Richard P. McCook	2007	434,613	—	—	184,711	12,453		886,417
Executive Vice President and Chief Financial Officer	2006	179,740	429,000	169,470	61,359	180,290	(4)	1,019,859
Bruce D. Broussard	2007	600,000	—	—	510,000	32,407	(2)	1,142,407
President and Chief Executive Officer (as of February 1, 2008)	2006	518,750	—	—	163,406	14,065		696,221
Lloyd K. Everson, M.D.	2007	378,525	—	—	160,873	12,482		551,880
Vice Chairman of the Board	2006	363,125	143,000	—	114,384	14,233		634,742
George D. Morgan	2007	234,997	—	—	—	12,504		247,501
Former Executive Vice President and Chief Operating Officer (retired June 30, 2007)	2006	457,538	—	—	144,124	13,296		614,958
Leo E. Sands	2007	473,030	—	—	—	12,498		485,528
Former Executive Vice President, Chief Administrative Officer and Secretary (retired January 1, 2008)	2006	453,686	—	—	142,911	13,173		609,770
Atul Dhir, M.B.B.S., D. Phil.	2007	434,713	—	—	—	12,464		447,177
Former President, Cancer Information and Research Group (retired January 1, 2008)	2006	410,910	—	—	167,567	13,349		591,826

(1)	For all names executive officers, includes Company match on 401(k) contributions.

(2)

In addition to Company 401(k) match, includes $94,678 for Mr. Ross and $19,956 for Mr. Broussard for the value of the personal use of the Company’s fractional interest in corporate aircraft based on the aggregate unreimbursed incremental costs of such flights to the Company

(3)

In addition to Company 401(k) match, includes $98,454 for the value of the personal use of the Company’s corporate aircraft based on the aggregate unreimbursed incremental costs of such flights to the Company

(4)	Reimbursement of relocation costs.

Grants of Plan-Based Awards

The following table lists each grant of stock options or restricted stock during the year ended December 31, 2007 to the named executive officers. No stock appreciation rights have been granted to these individuals.

Grants of Plan-Based Awards

Name	Plan	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
				Threshold ($)	Target ($)	Maximum ($)
R. Dale Ross	2007 Bonus Plan	N/A	3/15/2007		$899,176	$1,798,352	—	—	$—
Richard P. McCook	2007 Bonus Plan	N/A	3/15/2007		217,307	434,614	—	—	—
Bruce D. Broussard	2007 Bonus Plan	N/A	3/15/2007		600,000	1,200,000	—	—	—
Lloyd K. Everson, M.D.	2007 Bonus Plan	N/A	3/15/2007		189,263	378,525	—	—	—
George D. Morgan	2007 Bonus Plan	N/A	3/15/2007		—	—	—	—	—
Leo E. Sands	2007 Bonus Plan	N/A	3/15/2007		238,828	477,656	—	—	—
Atul Dhir, M.B.B.S., D. Phil.	2007 Bonus Plan	N/A	3/15/2007		214,877	429,755	—	—	—
	2004 Equity Incentive Plan	5/4/2007	5/4/2007		—	—	100,000		2.72

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration

Outstanding Equity Awards at Fiscal Year End Table

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
	Exercisable	Unexercisable
R. Dale Ross	—	—	—	$—	—	700,000	$1,085,000
Richard P. McCook	75,000	225,000	—	1.43	8/16/2016	225,000	348,750
Bruce D. Broussard	—	—	—	—	—	703,000	1,089,650
Lloyd K. Everson, M.D.	—	—	—	—	—	275,000	426,250
George D. Morgan	—	—	—	—	—	—	—
Leo E. Sands	—	—	—	—	—	400,000	620,000
Atul Dhir, M.B.B.S., D. Phil.	—	—	—	—	—	420,000	651,000	(2)

(1)

Market value has been calculated as the price per share attributed to the common shares in the valuation performed by an independent third party of the fair value of the Company’s common stock at July 31, 2007 times the number of shares that have not vested.

(2)

Includes 2007 grants shown on the Summary Compensation Table. The total shares not vested at December 31, 2007 were forfeited in January 2008, the effective date of Mr. Dhir’s departure from the Company.

Option Exercises and Restricted Stock Vested

The following table sets forth information for each of the named executive officers regarding vesting of restricted stock during 2007 and the value realized upon such vesting. During 2007, there have been no exercises of stock options by our named executive officers.

Vesting of Restricted Stock

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
R. Dale Ross	1,400,000	$3,808,000
Richard P. McCook	75,000	204,000
Bruce D. Broussard	1,374,000	3,737,280
Lloyd K. Everson, M.D.	275,000	748,000
George D. Morgan	1,005,000	2,733,600
Leo E. Sands	800,000	2,176,000
Atul Dhir, M.B.B.S., D. Phil.	640,000	1,740,800

(1)	Value realized on vesting has been calculated as the price per share for the latest restricted stock grant prior to each vesting date times the number of shares acquired on vesting in 2007.

Employment Agreements

R. Dale Ross entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Ross provides, among other things, for

(1)	an initial term of three years from the effective date of the August, 2004 Merger, with an automatic renewal for additional one-year terms, unless either we or Mr. Ross elect not to renew the term,

(2)	an initial base salary of $773,062, subject to annual review, which base salary is currently $899,176

(3)	annual performance-based bonus compensation,

(4)	the grant to Mr. Ross of 7,000,000 shares of restricted stock, 6,300,000 of which are vested and of which 700,000 are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Ross of 20,000 units pursuant to our 2004 cash incentive plan, which were forfeited and replaced with 20,000 units under our 2008 cash incentive plan.

Of the 7,000,000 shares of restricted stock granted to Mr. Ross, 3,500,000 vested as of August 20, 2004, the date they were granted. Of the remaining 3,500,000 shares of restricted stock, 2,800,000 have already vested based upon Mr. Ross’ continued employment and the attainment of certain performance goals, and the remaining 700,000 will vest over time based on Mr. Ross’ continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Ross’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Ross will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Ross will forfeit 50% of his units, the remaining 50% becoming vested.

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

Richard P. McCook entered into a new employment agreement with us on July 31, 2006. The employment agreement of Mr. McCook provides, among other things, for

(1)	an initial term of three years, with an automatic renewal for additional one-year terms, unless either we or Mr. McCook elect not to renew the term,

(2)	an initial base salary of $425,000, subject to annual review, which base salary is currently $500,000,

(3)	annual performance-based bonus compensation,

(4)	the grant to Mr. McCook of 300,000 shares of restricted stock, 75,000 of which vested and 225,000 of which were subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. McCook of options to purchase 300,000 shares of common stock, which were cancelled in 2008 as part of the 2008 restricted stock grant noted below.

The 300,000 shares of restricted stock granted to Mr. McCook will vest over time based on Mr. McCook’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to 25% of the then remaining unvested shares of restricted stock. In the event that Mr. McCook’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. McCook also received a grant on January 1, 2008, of 12,500 units pursuant to our 2008 cash incentive plan and 900,000 shares of restricted stock under the 2008 equity incentive plan.

Mr. McCook’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. McCook without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. McCook earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. McCook for the full year prior to the year in which his termination occurs,

(2)

pay him a lump sum payment equal to the greater of (i) the sum of his base salary for the year in which the termination occurs plus the bonus earned by Mr. McCook for the full year prior to the year in which the termination occurs or (ii) an amount equal to Mr. McCook’s base salary and bonus (based on the bonus earned by Mr. McCook for the full year prior to the year in which his termination occurs) payable over the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

allow Mr. McCook and his eligible dependants at the time of termination to participate in our group health plans at Mr. McCook’s expense in an amount not to exceed the applicable group rate payable by us or our employees, until Mr. McCook is eligible for Medicare.

Bruce D. Broussard entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Broussard provides, among other things, for

(1)

an initial term of three years from the effective date of the August, 2004 Merger, with an automatic renewal for additional one-year terms, unless either we or Mr. Broussard elect not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base is currently $899,000

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)

the grant to Mr. Broussard of 3,450,000 shares of restricted stock, of which 2,747,000 are currently vested and the remainder of which are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Broussard of 12,500 units pursuant to our 2004 cash incentive plan, which were subsequently forfeited and replaced with 20,000 units pursuant to our 2008 cash incentive plan.

Of the 3,450,000 shares of restricted stock granted to Mr. Broussard, 2,747,000 have already vested based upon Mr. Broussard’s continued employment and the attainment of certain performance goals, and the remaining 703,000 will vest over time based on Mr. Broussard’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Broussard’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Broussard will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Broussard will forfeit 50% of his units, the remaining 50% becoming vested. On January 1, 2008, Mr. Broussard received a grant of 1,725,000 shares of restricted stock under the 2008 equity incentive plan.

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

George D. Morgan entered into a new employment agreement with us on August 20, 2004, which terminated on June 30, 2007 when Mr. Morgan retired. The employment agreement of Mr. Morgan provided, among other things, for

(1)

an initial term of three years from the effective date of the August, 2004 Merger, with an automatic renewal for additional one-year terms, unless either we or Mr. Morgan elected not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base salary was $476,942 just prior to retirement

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Morgan of 3,350,000 shares of restricted stock, of which 2,345,000 are currently vested and the remainder of which were forfeited upon his retirement, and

(5)	the grant to Mr. Morgan of 12,500 units pursuant to our cash incentive plan.

Of the 3,350,000 shares of restricted stock granted to Mr. Morgan, 2,345,000 vested based upon Mr. Morgan’s continued employment and the attainment of certain performance goals, and the remaining 1,005,000 were forfeited when Mr. Morgan retired. Mr. Morgan also forfeited all units under the cash incentive plan as a result of his retirement.

No severance was paid in connection with Mr. Morgan’s retirement.

Atul Dhir, M.B.B.S., D. Phil entered into a new employment agreement with us on August 20, 2004, which terminated on January 4, 2008 when Dr. Dhir terminated his employment. The employment agreement of Dr. Dhir provided, among other things, for

(1)	an initial term of three years from the effective date of the August, 2004 Merger, with an automatic renewal for additional one-year terms, unless either we or Dr. Dhir elected not to renew the term,

(2)	an initial base salary of $374,680, subject to annual review, which base salary was $411,118 just prior to ending his employment

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Dr. Dhir of 1,600,000 shares of restricted stock, of which 1,280,000 are currently vested and the remainder of which were forfeited upon his departure from the company, and

(5)	the grant to Dr. Dhir of 5,000 units pursuant to our cash incentive plan, which were forfeited upon his retirement.

(1)

Of the 1,600,000 shares of restricted stock granted to Dr. Dhir, 1,280,000 have already vested based upon Dr. Dhir’s continued employment and the attainment of certain performance goals, and the remaining 320,000 were forfeited when Dr. Dhir’s employment ended. Dr. Dhir also forfeited 100,000 shares of restricted stock which had been granted in 2007 and all units under the cash incentive plan.

Leo E. Sands entered into a new employment agreement with us on August 20, 2004, which terminated on January 1, 2008 when Mr. Sands retired. The employment agreement of Mr. Sands provided, among other things, for

(1)	an initial term of three years from the effective date of the August, 2004 Merger, with an automatic renewal for additional one-year terms, unless either we or Mr. Sands elected not to renew the term,

(2)	an initial base salary of $414,491, subject to annual review, which base salary was $459,153 just prior to retirement

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Sands of 2,000,000 shares of restricted stock, of which 1,600,000 are currently vested, and

(5)	the grant to Mr. Sands of 10,000 units pursuant to our 2004 cash incentive plan, which have subsequently been forfeited.

Of the 2,000,000 shares of restricted stock granted to Mr. Sands, 1,600,000 have already vested based upon Mr. Sand’s continued employment and the attainment of certain performance goals, and the remaining 400,000 were forfeited upon his resignation from the Company. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. Although Mr. Sands’ employment with us terminates prior to the end of a restricted period, the compensation committee decided that all shares of restricted stock remaining subject to a restricted period shall continue to vest as long as Mr. Sands continues to assist the company with certain projects on a periodic basis. Mr. Sands forfeited all units under the cash incentive plan as a result of his retirement.

Glen C. Laschober entered into a new employment agreement with us on November 29, 2007, with an effective start date of January 2, 2008. The employment agreement of Mr. Laschober provides, among other things, for

(1)	an initial term of one year from the effective start date, with an automatic renewal for additional one-year terms, unless either we or Mr. Laschober elect not to renew the term,

(2)	an initial base salary of $450,000, subject to annual review

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the 2008 grant to Mr. Laschober of 1,000,000 shares of restricted stock, subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Laschober of 12,500 units pursuant to our 2008 cash incentive plan.

Mr. Laschober’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Laschober without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Laschober earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Laschober for the full year prior to the year in which his termination occurs,

(2)

pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Laschober for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

if Mr. Laschober is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Laschober and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Laschober’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

Director Compensation

The following table sets forth a summary of the compensation we paid to our directors in 2007.

Director Compensation Table

Name	Fiscal Year	Fees Earned or Paid in Cash	Option Awards	Total
Russell L. Carson	2007	$—	$—	$—
James E. Dalton, Jr.	2007	56,500	5,340	61,840
Daniel S. Lynch	2007	56,500	5,340	61,840
D. Scott Mackesy	2007	—	—	—
Richard B. Mayor	2007	84,000	5,340	89,340
Mark C. Myron, M.D.	2007	25,500	4,450	29,950
Robert A. Ortenzio	2007	36,500	5,340	41,840
R. Steven Paulson, M.D.	2007	48,250	4,450	52,700
Boone Powell, Jr.	2007	40,250	5,340	45,590
William T. Reiland	2007	—	—	—
Burton Schwartz, M.D. (1)	2007	12,250	—	12,250

(1)	Term expired as a director in May, 2007

Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone). Each audit committee member also receives $2,500 for each audit committee meeting attended ($1,250 if attended by telephone). In addition, the chairman of the audit committee receives an annual fee of $20,000. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is also eligible to participate in Holdings’ 2004 Director Stock Option Plan. Under that plan, each eligible director in office at the plan’s adoption and each director who joined the board after adoption, in each case other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments, was automatically granted an option to purchase 5,000 shares of Holdings common stock. In addition, each such eligible director was automatically granted an option to purchase 1,000 shares of Holdings common stock for each committee on which such director served.

Mr. Powell and Dr. Schwartz were each paid $75,000 during 2004 for service on a special committee of the board of directors of US Oncology.

Code of Ethics

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

401(k) Plan

We maintain a tax-qualified retirement plan in the United States that provides all regular employees an opportunity to save for retirement on a tax advantaged basis. The plan is designed to meet the requirements of a tax-qualified defined contribution profit-sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer a portion of their compensation on a pre-tax basis, or effective January 1, 2007, on a “designated Roth” after-tax basis and have it contributed to the plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investments alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation.

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

Restricted Stock and Option Plan

We adopted a 2004 Equity Incentive Plan which became effective contemporaneously with the consummation of the August, 2004 Merger, which we refer to as the equity plan. The total number of shares of common stock for which options or awards may be granted under the equity plan for the grant of stock options is 4,933,595 shares in the aggregate. The number of shares of stock authorized under the equity plan for issuance of restricted stock is 22,290,371 shares in the aggregate. Effective January 1, 2008, we amended the 2004 Equity Incentive Plan which eliminated the distinction between shares available for grant of stock options and for grant of restricted stock and increased the total number of shares available for grant from 27,223,966 to 32,000,000.

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

Cash Incentive Plan

We adopted a 2004 Long-Term Cash Incentive Plan which became effective upon the consummation of the August, 2004 Merger, which we refer to as the cash plan. The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. No participant may receive more than 100,000 units. The purposes of the cash plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

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

As of December 31, 2007, no amounts were available for payment under the Cash Incentive Plan. Effective January 1, 2008, we cancelled the 2004 Long-Term Cash Incentive Plan and all outstanding awards under the plan and adopted a new 2008 Long-Term Cash Incentive Plan.

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

The director plan will terminate ten years following its effective date. Our board of directors may amend the director plan, subject to certain limitations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 15, 2008, with respect to the beneficial ownership of our capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our outstanding capital stock. See “Certain Relationships and Related Transactions—Arrangements With Management—Stock Offering,” and “Certain Relationships and Related Transactions—Arrangements With Non-Employee Directors—Other Directors.”

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned(2)	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe (3)	90,448,211	61.1%	12,921,173	81.3%
Morgan Stanley Strategic Investments (4)	21,649,849	14.6%	1,948,251	12.3%
R. Dale Ross (5)	7,389,249	5.0%	55,607	*
Bruce D. Broussard (6)	5,361,284	3.6%	26,612	*
Richard P. McCook (7)	1,200,000	*	—	*
Glen C. Laschober (8)	1,000,000	*	—	*
Russell L. Carson (9)	1,651,748	1.1%	235,964	1.5%
Lloyd K. Everson, M.D. (10)	1,155,608	*	7,944	*
Boone Powell Jr. (11)	111,500	*	12,500	*
D. Scott Mackesy (12)	19,957	*	2,851	*
Richard B. Mayor (13)	286,500	*	37,500	*
Mark C. Myron, M.D. (14)	75,000	*	10,000	*
Robert A. Ortenzio (15)	289,500	*	37,500	*
James E. Dalton, Jr. (15)	55,750	*	6,250	*
R. Steven Paulson, M.D. (14)	53,750	*	6,250	*
William T. Reiland	—	*	—	*
Daniel S. Lynch (16)	12,000	*	—	*
All directors and executive officers as a group (17)	20,369,135	13.8%	454,305	2.9%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 16825 Northchase Drive, Suite 1300, Houston, Texas 77060.

(2)

Participating preferred stock ranks senior to common stock as to dividends and rights to payment upon liquidation or a change of control transaction and participates with the common stock in such payments and other corporate events to the extent of approximately 10% of our fully-diluted common equity outstanding immediately after the August, 2004 Merger. The participating preferred stock is also entitled to receive cumulative dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly, on the stated value thereof. The participating preferred stock has no fixed redemption date but we will be required to redeem the participating preferred stock together with all accrued and unpaid dividends thereon upon a change of control transaction. In addition, upon the consummation of a qualified public offering of our common stock, each share of participating preferred stock shall be automatically converted into common stock through the issuance of an equivalent value of common stock determined by reference to the public offering price and a fixed conversion ratio for shares of common stock issuable in respect of the participation feature of the participating preferred stock. All shares of participating preferred stock that are automatically converted into common stock upon a qualified public offering, other than those shares issued in respect of the participation feature of the preferred stock, shall be redeemed to the extent of available cash at a redemption price equal to the public offering price of the common stock in such offering. The participating preferred stock will vote together with the common stock, other than in connection with the election or removal of directors, with each share of participating preferred stock having voting rights equivalent to one (subject to appropriate adjustment in the event of any stock split or similar event affecting the common stock) share of common stock issuable in respect of the participation right of the participating preferred stock. In addition, the participating preferred stock, voting as a separate class, shall be entitled to elect two directors to the board of directors. For so long as any shares of participating preferred stock remain outstanding, the consent of the holders of not less than 66 2/3% of the participating preferred stock shall be required for any action that alters or changes the rights, preferences or privileges of the participating preferred stock. In addition, consent of the holders of at least a majority of the participating preferred stock shall be required for any action that increases or decreases the authorized number of shares of participating preferred stock otherwise adversely affects the rights or preferences of the holders of the participating preferred stock.

Shares of participating preferred stock owned by Morgan Stanley Principal Investments are Series A-1 shares, the terms of which are substantially similar to the Series A shares of participating preferred stock owned by all other holders.

(3)

Represents (A) 74,621,302 common shares and 10,660,186 participating preferred shares held by Welsh Carson IX over which Welsh Carson IX has sole voting and investment power, (B) 8,750 common shares and 1,250 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 4,769,331 common shares and 681,333 held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (D) an aggregate 11,048,828 common shares and 1,578,404 participating preferred shares held by other co-investors, over which Welsh Carson IX has sole voting power. WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, D. and Scott Mackesy, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(4)	The principal executive offices of Morgan Stanley Strategic Investments are located at 1585 Broadway – 2nd Floor, New York, New York 10036.

(5)	Includes 7,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger.

(6)

Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger and 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in November 2005 and 1,725,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into on January 1, 2008.

(7)

Includes 300,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in August 2006 and 900,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into on January 1, 2008.

(8)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in January 2008.

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

(10)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger.

(11)

Includes 87,500 shares of common stock and 12,500 shares of participating preferred stock owned by a limited partnership in which Mr. Powell is a general partner. Includes vested options to purchase 6,000 shares.

(12)

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

(13)

Includes 105,000 shares of common stock and 15,000 shares of preferred stock held by a general partnership in which Mr. Mayor is sole managing partner. Includes vested options to purchase 6,000 shares.

(14)	Includes vested options to purchase 5,000 shares.

(15)	Includes vested options to purchase 6,000 shares.

(16)	Includes vested options to purchase 12,000 shares.

(17)

Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 21,200,000 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the August, 2004 Merger.

Item 13.	Certain Relationships and Related Transactions

Two of our current directors serve as physicians at two separate practices with which we have service agreements. Pursuant to these agreements, we provide the practices with facilities, equipment, non-physician personnel, and administrative, management and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the service agreements is equal to a percentage of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes (“Earnings”) plus direct expenses of the related practice locations, subject to adjustments set forth therein. Direct expenses include rent, depreciation, amortization, and provision for uncollectible accounts, salaries, and benefits of non-physician employees, medical supply expense, and pharmaceuticals.

Dr. Mark Myron, one of our directors, is a practicing physician and serves as president of Kansas City Cancer Centers (“KCCC”). Dr. Myron was elected to serve as a director in May, 2007. Dr. Myron’s medical practice has been affiliated with us under a comprehensive services agreement since July, 1996. During 2007, KCCC paid us approximately $4.8 million excluding reimbursement for direct expenses of KCCC, pursuant to its service agreement.

Dr. Steven Paulson, one of our directors, is a practicing physician and serves as president and chairman of the board of directors of Texas Oncology, P.A. (“Texas Oncology”). We and Texas Oncology entered into a service agreement effective November 1, 1993. During 2007, Texas Oncology paid us approximately $63.6 million excluding reimbursement for direct expenses of Texas Oncology, pursuant to its service agreement.

Dr. Burton Schwartz, one of our directors through May, 2007, is a past president and medical director of Minnesota Oncology Hematology, P.A. (“Minnesota Oncology”). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2007, Minnesota Oncology paid us approximately $9.7 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement. Dr. Schwartz’s term as a director expired in May, 2007.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, we agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Reiland, a member of our board of directors, is a Managing Director at Morgan Stanley & Co. Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

Director Independence

The Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the Nasdaq Stock Market: Russell Carson, James E. Dalton, Jr., Daniel S. Lynch, D. Scott Mackesy, Richard B. Mayor, Robert A. Ortenzio, Boone Powell, Jr. and William T. Reiland. Each member of the Audit Committee and the Compensation Committee is also independent under the rules of the Nasdaq Stock Market that would be applicable to such committee members.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years.

	2007	2006
	(in thousands)
Audit fees	$964	$900
Audit-related fees	480	310
Tax fees	30	17

Total	$1,474	$1,227

Audit fees represent fees for the audit of the Company’s annual financial statements included in the Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees include $789,000 for services related to US Oncology, Inc. and $175,000 for services related to US Oncology Holdings, Inc. for the year ended December 31, 2007.

Audit-related fees were fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services included audits of employee benefit plans and transaction support, including due diligence, related to business acquisitions and securities offerings.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2008 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2008

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Balance Sheet

(in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Prepaid expenses and other current assets	3,743	—
Deferred income taxes	3,168	—
Due from affiliates	—	190,609

Total current assets	6,912	190,611
Investment in subsidiary	554,323	580,741
Other assets	44,622	21,293

Total assets	$605,857	$792,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079	$282
Dividends payable	—	190,000
Other accrued liabilities	—	6,854

	1,079	197,136

Long-term indebtedness	425,000	250,000
Other long-term liabilities	28,326	—

Total liabilities	454,405	447,136

Preferred stock Series A, 15,000 shares authorized, 13,939 shares issued and outstanding, respectively	308,174	312,749
Preferred stock Series A-1, 2,000 shares authorized, 1,948 shares issued and outstanding, in 2006	53,431	50,797
Stockholders’ deficit
Common stock, $0.001 par value, 300,000 shares authorized, 141,022 and 119,546 shares issued and outstanding, respectively	141	141
Accumulated other comprehensive income, net of tax	(1,534)	951
Retained deficit	(208,760)	(19,129)

Total stockholders’ deficit	(210,153)	(18,037)

Total liabilities and stockholders’ equity	$605,857	$792,645

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Operations

(in thousands)

	Year Ended December 31,
	2007	2006
Dividend income	$36,453	$64,062

Total revenue	36,453	64,062
General and administrative expense	97	232

	97	232

Income from operations	36,356	63,830
Other income (expense):
Interest expense, net	(42,154)	(24,218)
Loss on early extinguishment of debt	(12,917)	—
Other income (expense)	(11,885)	—
Equity in subsidiary earnings, net of tax	(29,267)	(22,037)

Income (loss) before income taxes	(59,867)	17,575
Income tax benefit	24,894	8,583

Net income (loss)	$(34,973)	$26,158

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(34,973)	$26,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	2,036	732
Equity in earnings of subsidiary	(7,186)	(42,025)
Deferred income taxes	(13,079)	—
Loss on early extinguishment of debt, net	12,917	—
Loss on ineffective hedge	11,885	—
Non-cash interest under PIK option	13,154	—
Changes in operating assets and liabilities:
Increase in other assets	(12,480)	(7,823)
(Increase) decrease in accounts payable and accrued liabilities	(5,811)	(165)

Net cash used in operating activities	(33,537)	(23,123)
Cash flows from investing activities:
Investment in subsidiary	(372)	(150,319)
Distributions received from subsidiary	225,501	23,714

Net cash provided by (used in) investing activities	225,129	(126,605)
Cash flows from financing activities:
Issuance of stock	—	149,391
Proceeds from exercise of stock options	521	338
Proceeds from Senior Floating Rate Notes	413,232	—
Repayment of Senior Subordinated Notes	(256,766)
Payment of dividends on preferred stock	(25,000)	—
Payment of dividends on common stock	(323,580)	—

Net cash provided by (used in) financing activities	(191,593)	149,729
Increase in cash and cash equivalents	(1)	1
Cash and cash equivalents:
Beginning of period	2	1

End of period	$1	$2

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

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements with the exception that Holdings accounts for its subsidiary using the equity method. Refer to the footnotes to the consolidated financial statements included in Item 8 of this Annual Report.

NOTE 2 – INDEBTEDNESS

During March 2005, Holdings issued $250.0 million senior floating rate notes, due 2015. The $250.0 million notes were senior unsecured obligations that bore interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ended March 15, 2007. The proceeds from the Holdings Notes were used to pay a $250.0 million special dividend to its common and preferred stockholders. As a result of the dividend, Holdings made a $14.5 million payment to participants in its 2004 Long-Term Cash Incentive Plan. These notes were refinanced with the $425.0 million senior floating rate PIK toggle notes in March, 2007.

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

Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR is reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase again by 0.50% on March 15, 2010. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap fixing the LIBOR base interest on the Notes at 4.97% throughout their term. The initial interest payment due September 15, 2007 was made in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. Holdings elected to settle the interest payment due March 15, 2008 through PIK interest by increasing the principal amount of the outstanding notes.

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Principal repayments due	—	—	—	—	$425,000	—

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. The Company estimates that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes which is an election available under the terms of the Notes. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the year ended December 31, 2007.

At December 31, 2007, accumulated other comprehensive income includes $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million cannot be considered probable of not occurring. This amount is based upon the principal amount of Notes on which cash interest is expected to be paid, taking into consideration approximately $22.7 million incremental Notes to be issued for the semiannual interest payment due March 15, 2008.

At December 31, 2006, Holdings is party to an interest rate swap agreement used to convert the $250.0 floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During the year ended December 31, 2006, Holdings recognized unrealized gains of $0.9 million for this cash flow hedge as Accumulated Other Comprehensive Income, net of tax in the Statements of Stockholders’ Equity. During the year ended December 31, 2006, $0.8 million was reclassified and recognized into earnings, net of tax, as interest expense on the hedged note was recognized. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness has been assumed or reflected in Holdings’ Statement of Operations.

3. Exhibit Index

Exhibit No.	Description
3.1[1]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 4.1)

4.3[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.4[4]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.5[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.6[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.7[4]	Form of 9% Senior Note due 2012 (included in Exhibit 4.7)

4.8[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.9[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.10[4]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.11)

4.11[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.12[4]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.13[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.14[1]	Stock Purchase Agreement, dated as of December 21, 2006

4.15[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.16[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

10.1[4]

Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.2[5]

Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.3[4]

Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.4[4]	Form of Employment Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.4[4]	Form of Restricted Stock Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.5[4]	Form of Unit Grant, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.6[4]	US Oncology Holdings, Inc. Equity Incentive Plan

10.7[4]	US Oncology Holdings, Inc. Long-Term Cash Incentive Plan

10.8[4]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

10.9[6]

AMENDMENT NO. 2 dated as of November 15, 2005, to the CREDIT AGREEMENT dated as of August 20, 2004, as amended as of March 17, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the LENDERS party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC., as Documentation Agent.

10.10[7]

INCREMENTAL FACILITY AMENDMENT AND AMENDMENT NO. 3 dated as of July 10, 2006, to the CREDIT AGREEMENT dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the LENDERS party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC., as Documentation Agent.

10.11[1]

AMENDMENT NO. 4 dated as of December 21, 2006, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the LENDERS party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

10.12[9]

AMENDMENT NO. 5 dated as of March 1, 2007, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the LENDERS party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

10.13[10]

AMENDMENT NO. 6 dated as of November 30, 2007, to the Credit Agreement Dated as of August 20, 2004, as Amended as of March 17, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation , US ONCOLOGY, INC., a Delaware Corporation , the Lenders party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC, as Documentation Agent.

14[8]	Code of Ethics

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

[1]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.

[2]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.

[4]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004.

[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.

[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.

[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.

[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[10]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.

†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2008.

US ONCOLOGY HOLDINGS, INC AND US ONCOLOGY, INC.

/s/ RICHARD P. McCOOK
Richard P. McCook,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. DALE ROSS R. Dale Ross	Chairman of the Board, Director	February 29, 2008

/s/ BRUCE D. BROUSSARD Bruce D. Broussard	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2008

/s/ RICHARD P. McCOOK Richard P. McCook	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ VICKI H. HITZHUSEN Vicki H. Hitzhusen	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ RUSSELL L. CARSON Russell L. Carson	Director	February 29, 2008

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Director	February 29, 2008

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

/s/ LLOYD K. EVERSON, M.D. Lloyd K. Everson, M.D.	Director	February 29, 2008

/s/ DANIEL S. LYNCH Daniel S. Lynch	Director	February 29, 2008

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	February 29, 2008

/s/ RICHARD B. MAYOR Richard B. Mayor	Director	February 29, 2008

/s/ MARK C. MYRON, M.D. Mark C. Myron, M.D.	Director	February 29, 2008

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	February 29, 2008

/s/ R. STEVEN PAULSON R. Steven Paulson	Director	February 29, 2008

/s/ BOONE POWELL, JR. Boone Powell, Jr.	Director	February 29, 2008

/s/ WILLIAM T. REILAND William T. Reiland	Director	February 29, 2008