Form 10-Q
period 2008-03-31
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2008-05-14
CIK 1333191, 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of May 5, 2008, 148,661,420 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$140,389	$149,257	$140,388	$149,256
Accounts receivable	344,203	318,976	344,203	318,976
Other receivables	97,526	120,285	97,526	120,285
Prepaid expenses and other current assets	21,519	26,544	19,084	22,801
Inventories	93,506	82,822	93,506	82,822
Deferred income taxes	4,260	7,428	4,260	4,260
Due from affiliates	69,709	71,021	57,853	60,295

Total current assets	771,112	776,333	756,820	758,695
Property and equipment, net	402,983	399,621	402,983	399,621
Service agreements, net	284,117	223,850	284,117	223,850
Goodwill	377,270	757,270	377,270	757,270
Other assets	76,286	79,299	66,783	69,214

Total assets	$1,911,768	$2,236,373	$1,887,973	$2,208,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$44,788	$38,613	$44,788	$38,613
Accounts payable	278,185	242,172	278,027	241,093
Due to affiliates	179,529	170,432	186,362	177,265
Accrued compensation cost	29,094	30,045	29,094	30,045
Accrued interest payable	11,218	24,949	10,600	24,949
Income taxes payable	—	—	7,780	6,735
Other accrued liabilities	45,681	37,763	34,890	37,763

Total current liabilities	588,495	543,974	591,541	556,463

Deferred revenue	7,663	8,380	7,663	8,380
Deferred income taxes	8,971	23,289	31,352	33,532
Long-term indebtedness	1,504,287	1,456,569	1,056,498	1,031,569
Other long-term liabilities	34,404	39,492	10,796	11,166

Total liabilities	2,143,820	2,071,704	1,697,850	1,641,110

Commitments and contingencies (Note 10)
Minority interests	13,294	13,217	13,294	13,217
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $299,360,388 and $294,235,019, respectively	313,299	308,174	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $45,265,786 and $44,490,787, respectively	54,206	53,431	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,467,880 and 140,618,380 shares issued and outstanding in 2008 and 2007, respectively	149	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	549,766	549,186
Accumulated other comprehensive loss, net of tax	(1,523)	(1,534)	—	—
Retained (deficit) equity	(611,477)	(208,760)	(372,938)	5,136

Total stockholders’ (deficit) equity	(612,851)	(210,153)	176,829	554,323

	$1,911,768	$2,236,373	$1,887,973	$2,208,650

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Product revenue	$543,261	$481,615	$543,261	$481,615
Service revenue	267,346	250,426	267,346	250,426

Total revenue	810,607	732,041	810,607	732,041
Cost of products	532,027	464,665	532,027	464,665
Cost of services:
Operating compensation and benefits	130,188	117,349	130,188	117,349
Other operating costs	76,796	72,794	76,796	72,794
Depreciation and amortization	18,601	17,729	18,601	17,729

Total cost of services	225,585	207,872	225,585	207,872

Total cost of products and services	757,612	672,537	757,612	672,537
General and administrative expense	20,039	20,276	19,988	20,235
Impairment and restructuring charges	381,306	7,395	381,306	7,395
Depreciation and amortization	7,153	3,364	7,153	3,364

	1,166,110	703,572	1,166,059	703,531
Income (loss) from operations	(355,503)	28,469	(355,452)	28,510
Other expense:
Interest expense, net	(36,279)	(31,025)	(24,200)	(23,807)
Minority interests	(715)	(722)	(715)	(722)
Loss on early extinguishment of debt	—	(12,917)	—	—
Other income (expense), net	(14,638)	—	1,371	—

Income (loss) before income taxes	(407,135)	(16,195)	(378,996)	3,981
Income tax benefit (provision)	9,747	609	922	(1,931)

Net income (loss)	$(397,388)	$(15,586)	$(378,074)	$2,050

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	11	(1,533)	—	—

Comprehensive income (loss)	$(397,377)	$(17,119)	$(378,074)	$2,050

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at December 31, 2007	140,618	$141	$—	$(1,534)	$(208,760)	$(210,153)

Amortization of deferred compensation	—	—	555	—	—	555
Exercise of options to purchase common stock, net of tax	25	—	25	—	—	25
Restricted stock award issuances	8,245	9	—	—	(9)	—
Forfeiture of restricted stock awards	(420)	(1)	—	—	—	(1)
Accretion of preferred stock dividends	—	—	(580)	—	(5,320)	(5,900)
Change in tax rate applied to loss on interest rate swap	—	—	—	11	—	11
Net loss	—	—	—	—	(397,388)	(397,388)

Balance at March 31, 2008	148,468	$149	$—	$(1,523)	$(611,477)	$(612,851)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 2007	100	$1	$549,186	$5,136	$554,323

Amortization of deferred compensation	—	—	555	—	555
Contribution of proceeds from exercise of options to purchase common stock, net of tax	—	—	25	—	25
Net loss	—	—	—	(378,074)	(378,074)

Balance at March 31, 2008	100	$1	$549,766	$(372,938)	$176,829

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(397,388)	$(15,586)	$(378,074)	$2,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	28,121	23,014	27,523	22,770
Impairment and restructuring charges	381,306	7,395	381,306	7,395
Deferred income taxes	(11,531)	(2,236)	(2,060)	(3,012)
Non-cash compensation expense	555	260	555	260
(Gain)/Loss on sale of assets	(1,370)	151	(1,370)	151
Minority interest expense	726	722	726	722
Equity in earnings of joint ventures	(254)	—	(254)	—
Loss on interest rate swap	16,009	—	—	—
Non-cash interest under PIK option	10,329	—	—	—
Loss on early extinguishment of debt	—	12,917	—	—
(Increase) Decrease in:
Accounts and other receivables	(2,468)	(15,699)	(2,468)	(15,699)
Prepaid expenses and other current assets	3,723	(4,544)	3,723	(4,544)
Inventories	(10,684)	(8,918)	(10,684)	(8,918)
Other assets	5	(1,316)	5	(1,053)
Increase (Decrease) in:
Accounts payable	35,945	26,319	36,866	26,331
Due from/to affiliates	10,409	22,568	11,539	42,201
Income taxes receivable/payable	1,794	1,647	1,020	(14,022)
Other accrued liabilities	(14,347)	(22,964)	(17,489)	(18,307)

Net cash provided by operating activities	50,880	23,730	50,864	36,325

Cash flows from investing activities:
Acquisition of property and equipment	(23,624)	(17,427)	(23,624)	(17,427)
Net payments in affiliation transactions	(36,071)	—	(36,071)	—
Designation of restricted cash	(500)	—	(500)	—
Net proceeds from sale of assets	2,097	750	2,097	750
Distributions from minority interests	511	—	511	—
Investment in unconsolidated subsidiary	171	—	171	—
Net cash used in investing activities	(57,416)	(16,677)	(57,416)	(16,677)

Cash flows from financing activities:
Proceeds from senior floating rate PIK toggle notes, net of issue costs	—	413,300	—	—
Proceeds from other indebtedness	—	665	—	665
Repayment of senior floating rate notes	—	(256,766)	—	—
Repayment of term loan	(1,232)	(3,791)	(1,232)	(3,791)
Repayment of other indebtedness	(341)	(369)	(341)	(369)
Debt financing costs	(16)	—	—	(153)
Net distributions to parent	—	—	—	(54,501)
Repayment of advance to parent	—	—	—	(150,000)
Distributions to minority interests	(768)	(994)	(768)	(994)
Payment of dividends on preferred stock	—	(25,000)	—	—
Payment of dividends on common stock	—	(323,580)	—	—
Proceeds from exercise of stock options	25	517	—	—
Contribution of proceeds from exercise of stock options	—	—	25	531

Net cash used in financing activities	(2,332)	(196,018)	(2,316)	(208,612)

Decrease in cash and cash equivalents	(8,868)	(188,965)	(8,868)	(188,964)
Cash and cash equivalents:
Beginning of period	149,257	281,768	149,256	281,766

End of period	$140,389	$92,803	$140,388	$92,802

Interest paid	$37,527	$50,915	$37,514	$37,681
Income taxes paid	83	37	83	37
Non-cash investing and financing transactions:
Notes issued in affiliation transaction	32,677	—	32,677	—

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004 when Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. (“US Oncology”) pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation (the “Merger”). The Merger was consummated on August 20, 2004. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology. Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,247 physicians operating in 472 locations, including 91 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended March 31, 2008 and 2007, the affiliated practices under comprehensive service agreements derived 38.2% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 4.7% and 3.5%, respectively, relate to Medicare managed care) and 3.1% and 3.0%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in both periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months ended March 31, 2008 and 2007, that payer represented 9.8% and 10.7%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

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

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

A number of scientific articles, including several released since the 2007 actions by FDA and CMS, have concluded that ESAs may in certain situations increase certain side effects and mortality risk due possibly to stimulation of the growth and/or survival of cancer cells in cancer patients. On March 13, 2008, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met to further consider the use of ESAs in oncology and has recommended further restrictions on use that are currently being considered by the FDA. These recommended restrictions include that ESA use not be indicated in patients receiving “potentially curative” treatments or in patients with metastatic breast cancer and/or cancers of the head and neck. We expect that any action by the FDA based on the ODAC recommendation will occur during the second quarter of 2008 (see Note 4).

A condensed financial summary of ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Revenue	$26.9	$42.4
Less: Operating Costs	(16.7)	(24.1)

Income from Operations	$10.2	$18.3

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to usage by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. Because the initial FDA and CMS actions to restrict use occurred in March 2007, the impact of reduced ESA utilization was not reflected in the results for the first quarter of 2007.

Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use and whether managed care and other non-governmental payers adopt similar reimbursement limitations. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also effects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs adversely impacted the Company’s ability to continue to receive favorable pricing from ESA manufacturers because purchasing agreements include pricing adjustments based upon specified purchase volumes as well as market share or because those manufacturers may seek to offset their financial losses through increased pricing. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

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

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months ended March 31, 2007, the reduced reimbursement for these imaging services reduced pretax income by approximately $2 million, compared to the corresponding period of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pretax income in imaging reimbursement of approximately $0.5 million for services provided during the three months ended March 31, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During the three months ended March 31, 2008 and 2007, this change in reimbursement increased pretax income by $0.4 million and $0.7 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula and was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor will be an increase of 0.5% over the 2007 rates; and for claims with dates of service from July 1, 2008 and after, will revert back to the previous payment methodology (the decrease of 10.1% from 2007 rates) that was outlined in the Final Rule, published in the Federal Register on November 27, 2007. If action is not taken by Congress to adjust the conversion factor for the last half of 2008, pretax income would be negatively impacted by the 10.1% decrease.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 23.3% and 26.8% of revenue for the three month periods ended March 31, 2008, and 2007, respectively.

NOTE 3 – Fair Value Measurements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements (see Note 11). Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, SFAS No. 157 currently applies only to the Company’s interest rate swap liability.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

SFAS No. 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	(10,791)	—	(10,791)	—
Other long-term liabilities	(20,697)	—	(20,697)	—

Total	$(31,488)	$—	$(31,488)	$—

Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the three months ended March 31, 2008 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2007	$223,850	$4,242	$757,270
Additions, net	65,514	—	—
Impairment charge	—	—	(380,000)
Amortization expense and other	(5,247)	(125)	—

Balance at March 31, 2008	$284,117	$4,117	$377,270

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. In connection with the preparation of the financial statements for the quarter ended March 31, 2008, and as a result of the continued decline in the financial performance of the Medical Oncology Services segment, the Company assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, the Company has become less dependent on its medical oncology segment as a source of earnings since goodwill was initially recognized in connection with the Merger in August 2004. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for supportive care drugs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the quarter ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the quarter ended March 31, 2008, price increases from manufacturers of supportive care drugs and additional safety concerns related to the use of supportive care drugs continued to reduce their utilization by affiliated physicians and adversely impacted both current and projected operating results

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

for the Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, ODAC met to consider the use of these drugs in oncology and recommended further restrictions that are currently being considered by the FDA (see Note 2). In addition, affiliated physicians may already be changing their ESA use as a result of concerns raised by ODAC, and the USON network is active in reviewing evidence and adopting appropriate treatment guidelines. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led the Company to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to its Medical Oncology Services segment during the quarter ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility.

When an impairment is identified, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through the Company’s initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets have not been recorded in the Company’s consolidated balance sheet as of March 31, 2008.

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $38.2 million and $33.0 million at March 31, 2008 and December 31, 2007, respectively.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Goodwill	$380,000	$—
Severance	1,306	—
Service Agreements, net	—	4,325
Property and Equipment, net	—	2,512
Future Lease Obligations	—	558

Total	$381,306	$7,395

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the medical oncology segment of $380.0 million (see Note 4). Also during the period, charges of $1.3 million were recognized primarily related to employee severance for which payment has been made as of April 30, 2008.

During the three months ended March 31, 2007, in two markets in which the Company has affiliated practices, market-specific conditions resulted in the Company recognizing impairment and restructuring charges amounting to $7.4 million.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company has appealed this determination and is exploring other options which would make the treatment facility available to radiation therapy patients. These efforts did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of the investment was not considered likely and an impairment charge of $1.6 million was recorded during the three months ended

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandates a rehearing by the state agency, currently scheduled to occur during the second quarter.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. Along with the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement in the market.

NOTE 6 – Indebtedness

As of March 31, 2008 and December 31, 2007, long-term indebtedness consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$470,371	$471,602
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	34,113	1,606
Mortgage, capital lease obligations and other	18,802	18,974

	1,101,286	1,070,182
Less current maturities	(44,788)	(38,613)

	$1,056,498	$1,031,569

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	447,789	425,000

	$1,504,287	$1,456,569

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of March 31, 2008, are as follows (in thousands):

	Twelve months ending March 31,
	2009	2010	2011	2012	2013	Thereafter
US Oncology payments due	$44,788	$8,364	$338,216	$413,909	$7,901	$288,108
Holdings payments due	—	—	—	447,789	—	—

	$44,788	$8,364	$338,216	$861,698	$7,901	$288,108

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At March 31, 2008, $133.7 million was available for borrowing. Availability has been reduced by outstanding letters of credit amounting to $26.3 million. At March 31, 2008 and December 31, 2007, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $470.4 million as of March 31, 2008 and $471.6 million as of December 31, 2007. In April, 2008, the Company repaid $29.4 million of the balance outstanding under the term loan due to requirements under its “excess cash flow” repayment provision. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

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

The adjusted LIBOR is based upon offered rates in the London interbank market. The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. Currently, the applicable margin percentage is a percentage per annum equal to (1) 1.75% for alternate base rate term loans, (2) 2.75% for adjusted LIBOR term loans, (3) 1.75% for alternate base rate revolving loans and (4) 2.75% for adjusted LIBOR revolving loans.

Indebtedness under the senior secured credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 12), all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At March 31, 2008, the Company was required to maintain a minimum interest coverage ratio of no less than 1.90:1 and a maximum leverage ratio of no more than 5.95:1. As of March 31, 2008, US Oncology’s actual interest coverage ratio was 2.32:1 and its actual leverage ratio was 5.08:1. Both of these covenants become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. A payment of $29.4 million under this provision was required based on cash flow for the year ended December 31, 2007 and was paid in April, 2008. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of March 31, 2008, the Company is in compliance with the covenants of its indebtedness.

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. The Company elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due. The Company has elected to pay interest due on September 15, 2008 50% in cash and 50% in kind, which is an alternative available under the notes. To settle this payment, the Company expects that it will pay $8.1 million in cash and issue an additional $8.9 million in notes. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period.

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology expects to fund the portion of future semi-annual interest payments that are made in cash on the floating rate PIK toggle notes. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily the receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income would reduce the amount of cash that is available to the Company for debt service and capital expenditures. Amounts available under this restricted payments provision amounted to approximately $16.2 million as of March 31, 2008. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of future cash interest payments on the Notes. Due to the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result, we discontinued cash flow hedge accounting for this interest rate swap in 2007. When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedge are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $16.0 million related to the interest rate swap as Other Expense in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 (see Note 3).

As of March 31, 2008, accumulated other comprehensive income (loss) includes $1.5 million, net of tax, related to the interest rate swap which represents the cumulative loss while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Stock-Based Compensation

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is being recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.6 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At March 31, 2008, 2,330,750 shares of restricted stock or stock options were available for future awards.

The Company granted awards of 8,244,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $12.8 million during the three months ended March 31, 2008 and 150,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.4 million during the three months ended March 31, 2007. Restricted shares vest over a three to five year period from the date of grant. During the three months ended March 31, 2008, 420,000 restricted shares were forfeited by holders. During the three months ended March 31, 2007, no restricted shares were forfeited by holders.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the three months ended March 31, 2008:

Restricted Shares
Restricted shares outstanding, December 31, 2007	3,387,000
Granted	8,244,500
Vested	(66,000)
Forfeited	(420,000)

Restricted shares outstanding, March 31, 2008	11,145,500

Compensation expense related to outstanding restricted stock awards is estimated to be $2.8 million, $2.6 million, $2.3 million, 2.1 million and $2.0 million for each of the fiscal years ending December 31, 2008 through 2012. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2013.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes activity for options awarded under the Equity Incentive Plan for the three months ended March 31, 2008:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2007	3,339,000	$1.53
Granted	35,000	1.55
Exercised	(28,000)	1.00
Cancelled	(2,606,250)	1.55
Forfeited	(165,000)	1.05

Options outstanding, March 31, 2008	574,750	1.59	7.7

Options exercisable, March 31, 2008	227,950	1.25	7.1

At March 31, 2008, 574,750 options to purchase Holdings common stock were outstanding. Holdings granted 35,000 and 280,000 options to purchase common shares during the three months ended March 31, 2008 and 2007, respectively. The fair value of options awarded during the three months ended March 31, 2008 was estimated at $0.47 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.26%; expected life of five years; expected volatility of 26.9% based on an index of peer companies; and expected dividend yield of zero. Compensation expense related to options granted during the three months ended March 31, 2008 and 2007 has been recorded based on the fair value as of the grant date and vesting provisions.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At March 31, 2008, 46,000 options to purchase Holdings common stock were outstanding and 371,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of March 31, 2008, options to purchase 129,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the three months ended March 31, 2008, there were no exercises of options issued under the Director Stock Option Plan.

Holdings Long-Term Cash Incentive Plan

In addition to stock incentive plans, Holdings adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012 and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the three months ended March 31, 2008 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of March 31, 2008, no amounts were available for payment under the 2008 Cash Incentive Plan as such amounts are generally determined annually based on the Company’s earnings for a given fiscal year. Obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event occurs.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Income Taxes

Holdings effective tax rate was a benefit of 2.4% and 3.8% for the three months ended March 31, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, a loss on the Company’s interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The three month period ended March 31, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

The effective tax rate for US Oncology, Inc. was 0.2% and 48.5% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate is attributable to the impairment of goodwill in the medical oncology services segment during the three months ended March 31, 2008. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes, so there is no tax benefit associated with a significant portion of the goodwill impairment. The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	(32.4)	(4.1)	(34.8)	1.5
State income taxes, net of federal benefit (2)	0.1	(27.1)	(0.1)	12.0
Other	(0.3)	—	0.1	—

Effective tax rate	2.4%	3.8%	0.2%	48.5%

(1)	Includes the impact of the non-deductible goodwill impairment charge.
(2)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax.

At March 31, 2008, the Company had a gross federal net operating loss carryforward benefit of approximately $28.4 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize all of the benefits of its deferred tax assets. Accordingly, the Company has no valuation allowance established for federal deferred tax assets.

NOTE 9 – Segment Financial Information

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, provides pharmaceuticals and counseling services to patients through its oral oncology specialty pharmacy and mail order business and offers informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported, since the Company does not prepare such information internally.

The tables below present segment results for the three months ended March 31, 2008 and 2007 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

	Three Months Ended March 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$403,314	$—	$595,870	$—	$—	$(455,923)	$543,261
Service revenues	149,441	90,091	14,752	13,062	—	—	267,346

Total revenues	552,755	90,091	610,622	13,062	—	(455,923)	810,607
Operating expenses	(534,146)	(58,976)	(587,883)	(13,929)	(19,988)	455,923	(758,999)
Impairment and restructuring charges	(380,080)	—	—	—	(1,226)	—	(381,306)
Depreciation and amortization	—	(9,337)	(1,313)	(100)	(15,004)	—	(25,754)

Income (loss) from operations	$(361,471)	$21,778	$21,426	$(967)	$(36,218)	$—	$(355,452)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(51)	$—	$(51)

Income (loss) from operations	$(361,471)	$21,778	$21,426	$(967)	$(36,269)	$—	$(355,503)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended March 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$385,355	$—	$524,804	$—	$—	$(428,544)	$481,615
Service revenues	136,553	84,296	16,577	13,000	—	—	250,426

Total revenues	521,908	84,296	541,381	13,000	—	(428,544)	732,041
Operating expenses	(497,071)	(54,778)	(518,974)	(12,527)	(20,237)	428,544	(675,043)
Impairment and restructuring charges	—	(3,070)	—	—	(4,325)	—	(7,395)
Depreciation and amortization	—	(9,529)	(1,352)	(199)	(10,013)	—	(21,093)

Income (loss) from operations	$24,837	$16,919	$21,055	$274	$(34,575)	$—	$28,510

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(41)	$—	$(41)

Income (loss) from operations	$24,837	$16,919	$21,055	$274	$(34,616)	$—	$28,469

Goodwill	$409,322	$191,615	$156,933	$—	$—	$—	$757,870

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of March 31, 2008, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending March 31,
	2009	2010	2011	2012	2013	Thereafter
Payments due	$75,420	$69,614	$59,396	$49,341	$41,822	$220,820

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

Effective January 1, 2007, the Company guaranteed to one of its affiliated practices that amounts retained by that practice will amount to a minimum of $3.5 million through March 31, 2008. An amendment to this guarantee is currently under discussion. Additionally, beginning January 1, 2007, the Company guaranteed that a second practice would receive no less than $2.0 million for the year ended December 31, 2007. This guarantee expired December 31, 2007. During the three months ended March 31, 2008 and 2007, amounts paid under these guarantees amounted to $0.6 million and $1.2 million, respectively.

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

Specifically, during March, 2007, the Company became aware that it and one of its affiliated practices were the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui tam complaints are filed on a confidential basis with a United States federal court. The DOJ has not yet made a decision on the merits of the whistle-blower’s claim. The Company intends to continue to investigate and vigorously defend itself against this claim. Based upon its present understanding of the nature and scope of the claim and investigation, the Company does not expect this claim to have a material adverse effect on its operations or financial condition. However, its expectation could change as the Company receives more information.

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

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in late 2008. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At March 31, 2008, the total owed to the Company for those receivables of $22.5 million is reflected on its balance sheet as other noncurrent assets. Currently, approximately $7.9 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other noncurrent assets at March 31, 2008. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

The Company intends to vigorously pursue its claims, including claims for any costs and expenses that it incurs as a result of the termination of the service agreement and to defend against the practice’s allegations that it breached the agreement and that the agreement is unenforceable. However, the Company cannot provide assurance as to what the outcome of the litigation will be, or, even if it prevails in the litigation, whether it will be successful in recovering the full amount, or any, of its costs associated with the litigation and termination of the service agreement. The Company expects to continue to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. In addition, the Company has explored other strategic alternatives with respect to radiation oncology and the cancer center space and will continue to do so in the event it is not successful in the regulatory action.

Delays during the three months ended March 31, 2007 in pursuing those strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and it recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in Note 5.) No additional impairment charges relating to this regulatory action have been recorded through March 31, 2008.

As of March 31, 2008, our Consolidated Balance Sheet included net assets in the amount of $1.9 million related to this practice, which includes primarily working capital in the amount of $1.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At March 31, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.0 million. A termination obligation for this lease has not been accrued as the Company has not exhausted its legal appeals or strategic alternatives that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice and associated vicarious liability risks on a claims-made basis, in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against the Company or its affiliated practices, which would have a material impact on its financial position or results of operations.

The Company maintains all other traditional insurance coverages on either a fully insured or high-deductible basis, using loss funds for any estimated losses within the retained deductibles.

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

NOTE 11 – Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon acquisitions which may be made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impact and disclosures required by this standard.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this standard, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually), which for the Company is limited to its interest rate swap. Partial adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 3). The provisions of SFAS No. 157 related to other non-financial assets and liabilities, specifically the Company’s intangible management service agreements and goodwill assets and its fixed-rate long-term liabilities, will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. We did not apply the fair value option under SFAS 159 and, therefore, the statement did not have an impact on the Company’s consolidated financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective beginning January 1, 2008 and was adopted prospectively by the Company as of January 1, 2008 with no material impact on the Company’s consolidated financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 was effective beginning January 1, 2008 and as the recipient, rather than the payer, of advance payments for clinical research services, EITF 07-3 did not have an impact on the Company’s consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently in the process of evaluating the new disclosure requirements under SFAS 161.

On May 9, 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 12 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months ended March 31, 2008 and 2007. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of March 31, 2008, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P., and Oregon Cancer Center, Ltd.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2008

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$140,387	$1	$—		$140,388
Accounts receivable	—	334,228	9,975	—		344,203
Other receivables	—	97,526	—	—		97,526
Prepaid expenses and other current assets	9	19,075	—	—		19,084
Inventories	—	93,506	—	—		93,506
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	734,276	—	—	(676,423	) (a)	57,853
Investment in subsidiaries	298,483	—	—	(298,483	) (b)	—

Total current assets	1,037,028	684,722	9,976	(974,906)		756,820
Property and equipment, net	—	365,161	37,822	—		402,983
Service agreements, net	—	279,244	4,873	—		284,117
Goodwill	—	371,677	5,593	—		377,270
Other assets	29,656	35,597	1,530			66,783

	$1,066,684	$1,736,401	$59,794	$(974,906)		$1,887,973

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$43,690	$—	$1,098	$—		$44,788
Accounts payable	—	277,158	869	—		278,027
Intercompany accounts	(249,113)	251,821	(2,708)	—		—
Due to affiliates	6,783	847,473	8,529	(676,423	) (a)	186,362
Accrued compensation cost	—	28,541	553	—		29,094
Accrued interest payable	10,600	—	—	—		10,600
Income taxes payable	7,780	—	—	—		7,780
Other accrued liabilities	—	35,703	(813)	—		34,890

Total current liabilities	(180,260)	1,440,696	7,528	(676,423)		591,541
Deferred revenue	—	7,663	—	—		7,663
Deferred income taxes	31,352	—	—	—		31,352
Long-term indebtedness	1,038,763	2,224	15,511	—		1,056,498
Other long-term liabilities	—	7,110	3,686	—		10,796

Total liabilities	889,855	1,457,693	26,725	(676,423)		1,697,850

Commitments and contingencies
Minority interests	—	—	13,294	—		13,294
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,766	—	—	—		549,766
Retained deficit	(372,938)	—	—	—		(372,938)
Subsidiary equity	—	278,708	19,775	(298,483	) (b)	—

Total stockholder’s equity	176,829	278,708	19,775	(298,483)		176,829

	$1,066,684	$1,736,401	$59,794	$(974,906)		$1,887,973

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$149,255	$1	$—		$149,256
Accounts receivable	—	309,030	9,946	—		318,976
Other receivables	—	120,285	—	—		120,285
Prepaid expenses and other current assets	7	22,794	—	—		22,801
Inventories	—	82,822	—	—		82,822
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	740,894	—	—	(680,599	) (a)	60,295
Investment in subsidiaries	651,999	—	—	(651,999	) (b)	—

Total current assets	1,397,160	684,186	9,947	(1,332,598)		758,695
Property and equipment, net	—	360,837	38,784	—		399,621
Service agreements, net	—	218,832	5,018	—		223,850
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,426	36,258	1,530	—		69,214

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$37,550	$95	$968	$—		$38,613
Accounts payable	—	240,318	775	—		241,093
Intercompany accounts	(249,113)	251,812	(2,699)	—		—
Due to affiliates	7,132	841,866	8,866	(680,599	) (a)	177,265
Accrued compensation cost	—	29,366	679	—		30,045
Accrued interest payable	24,949	—	—	—		24,949
Deferred income taxes	6,735	—	—	—		6,735
Other accrued liabilities	—	38,549	(786)	—		37,763

Total current liabilities	(172,747)	1,402,006	7,803	(680,599)		556,463
Deferred revenue	—	8,380	—	—		8,380
Deferred income taxes	33,532	—	—	—		33,532
Long-term indebtedness	1,013,478	2,239	15,852	—		1,031,569
Other long-term liabilities	—	7,435	3,731	—		11,166

Total liabilities	874,263	1,420,060	27,386	(680,599)		1,641,110

Commitments and contingencies
Minority interests	—	—	13,217	—		13,217
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,186	—	—	—		549,186
Retained earnings	5,136	—	—	—		5,136
Subsidiary equity	—	631,730	20,269	(651,999	) (b)	—

Total stockholder’s equity	554,323	631,730	20,269	(651,999)		554,323

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$532,700	$10,561	$—		$543,261
Service revenue	—	258,233	9,113	—		267,346

Total revenue	—	790,933	19,674	—		810,607
Cost of products	—	521,685	10,342	—		532,027
Cost of services:
Operating compensation and benefits	—	126,069	4,119	—		130,188
Other operating costs	—	75,485	1,311	—		76,796
Depreciation and amortization	—	17,794	807	—		18,601

Total cost of services	—	219,348	6,237	—		225,585
Total cost of products and services	—	741,033	16,579	—		757,612
General and administrative expense	93	19,895	—	—		19,988
Impairment and restructuring charges	—	381,306	—	—		381,306
Depreciation and amortization	—	7,153	—	—		7,153

	93	1,149,387	16,579	—		1,166,059

Income (loss) from operations	(93)	(358,454)	3,095	—		(355,452)
Other income (expense)
Interest expense, net	(25,044)	1,186	(342)	—		(24,200)
Minority interests	—	(130)	(585)	—		(715)
Other income	—	1,371	—	—		1,371

Income (loss) before income taxes	(25,137)	(356,027)	2,168	—		(378,996)
Income tax benefit	922	—	—	—		922
Equity in subsidiaries	(353,859)	—	—	353,859	(a)	—

Net income (loss)	$(378,074)	$(356,027)	$2,168	$353,859		$(378,074)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$470,390	$11,225	$—		$481,615
Service revenue	—	242,134	8,292	—		250,426

Total revenue	—	712,524	19,517	—		732,041
Cost of products	—	453,835	10,830	—		464,665
Cost of services:
Operating compensation and benefits	—	113,265	4,084	—		117,349
Other operating costs	—	71,648	1,146	—		72,794
Depreciation and amortization	—	16,760	969	—		17,729

Total cost of services	—	201,673	6,199	—		207,872
Total cost of products and services	—	655,508	17,029	—		672,537
General and administrative expense	88	20,147	—	—		20,235
Impairment and restructuring charges	—	7,395	—	—		7,395
Depreciation and amortization	—	3,364	—	—		3,364

	88	686,414	17,029	—		703,531

Income (loss) from operations	(88)	26,110	2,488	—		28,510
Other income (expense)
Interest expense, net	(24,080)	573	(300)	—		(23,807)
Intercompany interest	6,042	(6,042)	—	—		—
Minority interests	—	—	(722)	—		(722)

Income (loss) before income taxes	(18,126)	20,641	1,466	—		3,981
Income tax provision	(1,931)	—	—	—		(1,931)
Equity in subsidiaries	22,107	—	—	(22,107	)(a)	—

Net income (loss)	$2,050	$20,641	$1,466	$(22,107)		$2,050

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(31,451)	$81,722	$593	$50,864

Cash flows from investing activities:
Acquisition of property and equipment	—	(23,889)	265	(23,624)
Net payments in affiliation transactions	32,677	(68,748)	—	(36,071)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	2,097	—	2,097
Distributions from minority interests	—	511	—	511
Investment in unconsolidated subsidiary	—	171	—	171

Net cash provided by (used in) investing activities	32,677	(90,358)	265	(57,416)

Cash flows from financing activities:
Repayment of term loan	(1,232)	—	—	(1,232)
Repayment of other indebtedness	(20)	(110)	(211)	(341)
Distributions to minority interests	—	(121)	(647)	(768)
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash used in financing activities	(1,227)	(231)	(858)	(2,316)

Decrease in cash and cash equivalents	(1)	(8,867)	—	(8,868)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$(1)	$140,388	$1	$140,388

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$208,074	$(172,324)	$575	$36,325

Cash flows from investing activities:
Acquisition of property and equipment	—	(17,359)	(68)	(17,427)
Net proceeds from sale of assets	—	750	—	750

Net cash used in investing activities	—	(16,609)	(68)	(16,677)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	665	665
Repayment of term loan	(3,791)	—	—	(3,791)
Repayment of other indebtedness	(160)	(31)	(178)	(369)
Debt financing costs	(153)	—	—	(153)
Repayment of advance to parent	(150,000)	—	—	(150,000)
Distributions to minority interests	—	—	(994)	(994)
Net distributions to parent	(54,501)	—	—	(54,501)
Contributions of proceeds from exercise of stock options	531	—	—	531

Net cash used in financing activities	(208,074)	(31)	(507)	(208,612)

Decrease in cash and cash equivalents	—	(188,964)	—	(188,964)
Cash and cash equivalents:
Beginning of period	—	281,766	—	281,766

End of period	$—	$92,802	$—	$92,802

NOTE 13 – Subsequent Event

In April, 2008, a tornado struck a medical oncology site at one of the Company’s affiliated practices in Suffolk, Virginia. No patients, employees or physicians were seriously injured and patient care has resumed at another practice site. The Company is in the process of estimating the range of loss, however, at this time, the loss is not expected to be material. As the damaged site is a leased location, the Company’s exposure is limited primarily to equipment damage and the Company expects such losses to be insured.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and subsequent filings.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in Houston, Texas, supports one of the nation’s largest cancer treatment and research networks. As of March 31, 2008, our network included:

•	1,247 affiliated physicians

•	472 sites of service

•	79 comprehensive cancer centers and 12 facilities providing radiation therapy only

•	A clinical trial program currently managing 64 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.0 billion annually in oncology pharmaceuticals from its 75,000 square foot distribution facility

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

We provide practice management services primarily under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management. To a lesser extent, we contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other services. OPS revenues are included in our pharmaceutical services segment. A more complete description of the services we provide to network practices is included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008.

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

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2008 is to:

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

•

Introduce Disease Management programs for patients and payers. During 2007, in parallel with the PQE initiative referenced above, the Company initiated a program designed to provide a comprehensive array of patient support services to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients.

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

Economic Models

We provide a range of services to our network of affiliated practices with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only pharmaceutical services. Most of our revenues, approximately 80.9% during the three months ended March 31, 2008, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes. To further align ours and our affiliated practices’ economic incentives, these fees are subject to downward adjustments to incentivize the affiliated practices’ efficient use of capital and efficiency in pharmaceutical ordering and management through our distribution facility. During the three months ended March 31, 2008, 80.7% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements for our current practices for the three months ended March 31, 2008 are on a fixed management fee basis, as required in some states. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

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

Under our OPS agreements which represent 16.0% of revenue during the three months ended March 31, 2008, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESAs, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESAs that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to obtain amendments to its credit facility financial covenants on terms acceptable to it, the Company’s ability to fund its operations through operating cash flow or utilization of its existing credit facility or its ability to obtain additional financing on acceptable terms, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation and enforcement, increases in the cost of providing cancer treatment services and the operations of the Company’s affiliated physician practices.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and subsequent filings, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which was later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

other circumstances. The FDA advisory and subsequent intermediary actions led Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy as discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

A number of scientific articles, including several released since the 2007 actions by FDA and CMS, have concluded that ESAs may in certain situations increase certain side effects and mortality risk due possibly to stimulation of the growth and/or survival of cancer cells in cancer patients. On March 13, 2008, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met to further consider the use of ESAs in oncology and has recommended further restrictions on use that are currently being considered by the FDA. These recommended restrictions include that ESA use not be indicated in patients receiving “potentially curative” treatments or in patients with metastatic breast cancer and/or cancers of the head and neck. We expect that any action by the FDA based on the ODAC recommendation will occur during the second quarter of 2008.

A condensed financial summary of our revenue and operating income attributable to ESAs administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Revenue	$26.9	$42.4
Less: Operating Costs	(16.7)	(24.1)

Income from Operations	$10.2	$18.3

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. Because the initial FDA and CMS actions to restrict use occurred in March 2007, the impact of reduced ESA utilization was not reflected in the results for the first quarter of 2007.

Because the use of ESAs relates to specific clinical determinations and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use and whether managed care and other non-governmental payers adopt similar reimbursement limitations. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs adversely impacted the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor will be an increase of 0.5% over the 2007 rates; and for claims with dates of service from July 1, 2008 and after, will revert back to the previous payment methodology (the decrease of 10.1% from 2007 rates) that was outlined in the Final Rule, published in the Federal Register on November 27, 2007. If action is not taken by Congress to adjust the conversion factor for the last half of 2008, pretax income would be negatively impacted by an estimated $4 to $6 million when applied to annualized reimbursement during the three months ended March 31, 2008. Also, there is a likelihood that if Congress does not revise the conversion factor for dates of service after July 1, 2008, reimbursement for some managed care contracts linked to Medicare reimbursement may decrease ratably.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes will be phased in over a four-year period (2007-2010). During the three months ended March 31, 2008 and 2007, this change in reimbursement increased pretax income by $0.4 million and $0.7 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

Imaging Reimbursement

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months ended March 31, 2007, the reduced reimbursement for these imaging services reduced pretax income by approximately $2 million, compared to the corresponding period of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pretax income in imaging reimbursement of approximately $0.5 million for services provided during the three months ended March 31, 2008.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Summary

In 2008, significant attention will be focused on the issues surrounding supportive care drugs and on Congress’ activity related to physician reimbursement under Medicare. On July 30, 2007, CMS issued a final coverage determination regarding reimbursement for ESAs. In addition, the ODAC meeting held in March, 2008, may result in further changes to ESA labeling. For the first half of 2008, Congress temporarily increased the conversion factor for calculating Medicare reimbursement for physician services. However, if Congress does not revise the formula-driven conversion factor between now and June 30, 2008, the Company estimates a decrease in pretax income of $4 to $6 million for the six months ending 2008.

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

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the changes in Medicare reimbursement. As a result of declining profitability and lower market valuations, the Company recorded an impairment charge of $380.0 million related to goodwill in its Medical Oncology Services segment (see “Results of Operations—Impairment and Restructuring Charges”).

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K filed with the SEC on February 29, 2008, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume-based pharmaceutical rebates.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon acquisitions which may be made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impact and disclosures required by this standard.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this standard, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually), which for the Company is limited to its interest rate swap. Partial adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 3). The provisions of SFAS No. 157 related to other non-financial assets and liabilities, specifically the Company’s intangible management service agreements and goodwill assets and its fixed-rate long-term liabilities, will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. We did not apply the fair value option under SFAS and, therefore, the statement did not have an impact on the Company’s consolidated financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective beginning January 1, 2008 and was adopted prospectively as of January 1, 2008 with no material impact on the Company’s consolidated financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 was effective beginning January 1, 2008 and as the recipient, rather than the payer, of advance payments for clinical research services, EITF 07-3 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently in the process of evaluating the new disclosure requirements under SFAS 161.

On May 9, 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s consolidated financial statements.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

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

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income or loss from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of March 31, 2008 and 2007, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	March 31,
	2008	2007
Medical oncologists/hematologists	1,039	885
Radiation oncologists	154	148
Other oncologists	54	44

Total physicians	1,247	1,077

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended March 31,
	2008	2007
Affiliated physicians, beginning of period	903	879
Physician practice affiliations	54	2
Recruited physicians	5	8
Retiring/Other	(11)	(12)

Affiliated physicians, end of period	951	877

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended March 31,
	2008	2007
Affiliated physicians, beginning of period	296	188
Physician practice affiliations	12	16
Physician practice separations	(5)	(4)
Retiring/Other	(7)	—

Affiliated physicians, end of period	296	200

Total affiliated physicians	1,247	1,077

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended March 31,
	2008	2007
Cancer Centers, beginning of period	77	80
Cancer Centers opened	2	—
Cancer Centers closed	—	(1)

Cancer Centers, end of period	79	79

Radiation oncology-only facilities, end of period	12	11

Total Radiation Oncology Facilities (1)	91	90

PET Systems (2)	34	34

(1)	Includes 82 and 78 sites utilizing IMRT and/or IGRT technology at March 31, 2008 and 2007, respectively.
(2)	Includes 22 and 16 PET/CT systems at March 31, 2008 and 2007, respectively.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended March 31,
	2008	2007
Per Operating Day Statistics:
Medical oncology visits	10,572	9,806
Radiation treatments	2,731	2,736
IMRT treatments (included in radiation treatments)	628	571
PET scans	193	171
CT scans	761	707

Per Operating Day Same Store Statistics:
Medical oncology visits	9,872	9,551
Radiation treatments	2,599	2,673
IMRT treatments (included in radiation treatments)	556	553
PET scans	168	161
CT scans	682	661
New patients enrolled in research studies	996	761

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended March 31,				Three Months Ended March 31,
	2008		2007		2008		2007
Product revenue	$543,261	67.0%	$481,615	65.8%	$543,261	67.0%	$481,615	65.8%
Service revenue	267,346	33.0	250,426	34.2	267,346	33.0	250,426	34.2

Total revenue	810,607	100.0	732,041	100.0	810,607	100.0	732,041	100.0

Cost of products	532,027	65.6	464,665	63.5	532,027	65.6	464,665	63.5
Cost of services:
Operating compensation and benefits	130,188	16.1	117,349	16.0	130,188	16.1	117,349	16.0
Other operating costs	76,796	9.5	72,794	9.9	76,796	9.5	72,794	9.9
Depreciation and amortization	18,601	2.2	17,729	2.4	18,601	2.2	17,729	2.4

Total cost of services	225,585	27.8	207,872	28.3	225,585	27.8	207,872	28.3
Total cost of products and services	757,612	93.4	672,537	91.8	757,612	93.4	672,537	91.8
General and administrative expense	20,039	2.5	20,276	2.8	19,988	2.5	20,235	2.8
Impairment and restructuring charges	381,306	47.0	7,395	1.0	381,306	47.0	7,395	1.0
Depreciation and amortization	7,153	1.0	3,364	0.5	7,153	1.0	3,364	0.5

Total costs and expenses	1,166,110	143.9	703,572	96.1	1,166,059	143.9	703,531	96.1

Income (loss) from operations	(355,503)	(43.9)	28,469	3.9	(355,452)	(43.9)	28,510	3.9
Other expense:
Interest expense, net	(36,279)	(4.5)	(31,025)	(4.2)	(24,200)	(3.0)	(23,807)	(3.3)
Minority interests	(715)	(0.1)	(722)	(0.1)	(715)	(0.1)	(722)	(0.1)
Loss on early extinguishment of debt	—	—	(12,917)	(1.8)	—	—	—	—
Other income (expense)	(14,638)	(1.8)	—	—	1,371	0.2	—	—

Income (loss) before income taxes	(407,135)	(50.3)	(16,195)	(2.2)	(378,996)	(46.8)	3,981	0.5
Income tax benefit (provision)	9,747	1.2	609	0.1	922	0.1	(1,931)	(0.3)

Net income (loss)	$(397,388)	(49.1)%	$(15,586)	(2.1)%	$(378,074)	(46.7)%	$2,050	0.2%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its floating rate notes, loss on early extinguishment of debt and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, later in this discussion, (which includes interest and general and administrative expense) we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs incurred by Holdings.

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

Revenue

The following tables reflect our revenue by segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Medical oncology services	$552,755	$521,908	5.9%
Cancer center services	90,091	84,296	6.9
Pharmaceutical services	610,622	541,381	12.8
Research and other services	13,062	13,000	0.5
Eliminations (1)	(455,923)	(428,544)	6.4

Total revenue	$810,607	$732,041	10.7%

As a percentage of total revenue:
Medical oncology services	68.2%	71.3%
Cancer center services	11.1	11.5
Pharmaceutical services	75.3	74.0
Research and other services	1.6	1.8
Eliminations (1)	(56.2)	(58.6)

Total revenue	100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. In the first quarter of 2008, medical oncology services revenue increased $30.9 million, or 5.9 percent, from the first quarter of 2007. The revenue increase reflects an increase in daily visits and growth in our network of affiliated medical oncologists. Partially offsetting the increase in daily visits was a reduction in the utilization of supportive care drugs due to restrictions on their use and an increase in the distribution operating efficiency pool, which decreases management fees.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cancer Center Services. Cancer center services revenue in the first quarter of 2008 was $90.1 million, an increase of $5.8 million, or 6.9 percent. The increase reflects increasing diagnostic volumes over the same period in the prior year. Additionally, radiation treatment volumes continue to shift toward advanced targeted radiation therapies, such as image-guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, both of which are reimbursed at higher rates than conventional radiation therapy.

Pharmaceutical Services. Pharmaceutical services revenue in the first quarter of 2008 was $610.6 million, an increase of $69.2 million, or 12.8 percent, over the first quarter of 2007. The revenue increase is primarily due to the net addition of 170 medical oncologists affiliated through comprehensive service and oncology pharmaceutical services (“OPS”) agreements since the close of the first quarter of 2007. Since the first quarter of 2007, our network of affiliated medical oncologists has grown by 16 percent. The addition of physicians was partially offset by lower usage of certain supportive care drugs.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Cost of products	$532,027	$464,665	14.5%
Cost of services:
Operating compensation and benefits	130,188	117,349	10.9
Other operating costs	76,796	72,794	5.5
Depreciation and amortization	18,601	17,729	4.9

Total cost of services	225,585	207,872	8.5

Total cost of products and services	$757,612	$672,537	12.7

As a percentage of revenue:
Cost of products	65.6%	63.5%
Cost of services:
Operating compensation and benefits	16.1	16.0
Other operating costs	9.5	9.9
Depreciation and amortization	2.2	2.4

Total cost of services	27.8	28.3

Total cost of products and services	93.4%	91.8%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the OPS model in our pharmaceutical services segment. Product costs increased 14.5% over the three month period ended March 31, 2007, a rate in excess of revenue growth over the corresponding period. As a percentage of revenue, cost of products was 65.6% and 63.5% in the three months ended March 31, 2008 and 2007, respectively. Contributing to the increase compared to prior year is lower utilization of supportive care drugs in the medical oncology services segment as well as increased supportive care drug pricing that became effective during the first quarter of 2008.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.8% and 28.3% in the three months ended March 31, 2008 and 2007, respectively, which reflects the leverage of our cost structure on an expanding revenue base and efforts to reduce avoidable costs.

Corporate Costs and Net Income (US Oncology, Inc.)

Corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.”).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Three Months Ended March 31,
(in thousands)	2008	2007	Change
General and administrative expense	$19,988	$20,235	(1.2)%
Impairment and restructuring charges	381,306	7,395	nm
Depreciation and amortization	7,153	3,364	nm
Interest expense, net	24,200	23,807	1.7
Other (income) expense	(1,371)	—	nm
Minority interests	715	722	(1.0)

As a percentage of revenue:
General and administrative expense	2.5%	2.8%
Impairment and restructuring charges	47.0	1.0
Depreciation and amortization	1.0	0.5
Interest expense, net	3.0	3.3
Other (income) expense	(0.2)	—
Minority interests	0.1	0.1

General and Administrative. General and administrative expense was $20.0 million for the three months ended March 31, 2008 and $20.2 million for the same period in 2007. General and administrative expense during the three months ended March 31, 2008 was lower than the comparable prior year period due primarily to lower personnel costs as well as the completion of our financial information system upgrade that took place during 2007. General and administrative expense represented 2.5% and 2.8% of revenue, respectively, for the three months ended March 31, 2008 and 2007.

Impairment and Restructuring Charges.

Impairment and restructuring charges recognized during the three months ended March 31, 2008 and 2007 consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2008	2007
Goodwill	$380,000	$—
Severance	1,306	—
Service Agreements, net	—	4,325
Property and Equipment, net	—	2,512
Future Lease Obligations	—	558

Total	$381,306	$7,395

In connection with the preparation of the financial statements for the quarter ended March 31, 2008, and as a result of the continued decline in the financial performance of the Medical Oncology Services segment, we assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, we have become less dependent on our medical oncology segment as a source of earnings since goodwill was initially recognized in connection with the Merger in August 2004. For 2004, medical oncology services represented approximately 70 percent of our earnings with the remaining 30 percent generated through radiation oncology, diagnostics and pharmaceutical services. During the three months ended March 31, 2008, these services, as well as recently developed service offerings constitute approximately 75 percent of our earnings with medical oncology services decreasing to approximately 25 percent. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for supportive care drugs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the quarter ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the quarter ended March 31, 2008, price increases from manufacturers of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

supportive care drugs and additional safety concerns related to the use of supportive care drugs continued to reduce their utilization by our affiliated physicians and adversely impacted both current and projected operating results for our Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, ODAC met to consider the use of these drugs in oncology and recommended further restrictions that are currently being considered by the FDA. In addition, affiliated physicians may already be changing their ESA use as a result of concerns raised by ODAC, and the USON network is active in reviewing evidence and adopting appropriate treatment guidelines. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led us to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to our Medical Oncology Services segment during the quarter ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility.

When an impairment is identified, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through our initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, we identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of intangible assets have not been recorded in our consolidated balance sheet as of March 31, 2008.

Also during the three months ended March 31, 2008, charges of $1.3 million were recognized primarily related to employee severance costs for which payment has been made as of April 30, 2008.

During the three months ended March 31, 2007, we recognized impairment and restructuring charges amounting to $7.4 million. In the large majority of our markets, we believe our strategies of practice consolidation, diversification and process improvement continue to be effective. In a small number of markets, however, specific local factors have prevented effective implementation of our strategies and practice performance has suffered. Specifically, in two markets in which we have affiliated practices, these market-specific conditions resulted in recognizing impairment and restructuring charges.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company has appealed this determination and is exploring other options which would make the treatment facility available to radiation therapy patients. These efforts did not advance sufficiently during the three months ended March 31, 2007, and, therefore, the resumption of radiation services or other recovery of the investment was not considered likely and an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the first quarter of 2008, the Company received a ruling in its appeal, which mandates a rehearing by the state agency, which is currently scheduled to occur during the second quarter.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. Along with the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement in the market.

Depreciation and Amortization. Depreciation and amortization expense increased $3.8 million for the three months ended March 31, 2008 over the three months ended March 31, 2007, which reflects amortization of comprehensive service agreement intangibles for newly affiliated practices in the current period and the amortization of costs associated with our financial system upgrade that occurred in 2007.

Interest. Interest expense, net, increased to $24.2 million during the three months ended March 31, 2008 from $23.8 million in the comparable period of prior year as decreasing LIBOR rates were more than offset by lower interest income earned on short term investments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Income Taxes. The effective tax rate for US Oncology, Inc. was 0.2% and 48.5% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate is attributable to the impairment of goodwill in the medical oncology services segment during the three months ended March 31, 2008. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes, so there is no tax benefit associated with a significant portion of the goodwill impairment.

Net Income (Loss). Net loss for the three months ended March 31, 2008 was $378.1 million, compared to net income of $2.1 for the three months ended March 31, 2007.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended March 31,
(in thousands)	2008	2007	Change
General and administrative expense	$51	$41	24.4%
Interest expense, net	12,079	7,218	67.3
Other expense	16,009	—	—
Loss on early extinguishment of debt	—	12,917	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $51 thousand and $41 thousand during the three months ended March 31, 2008 and 2007, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $12.1 million during the three months ended March 31, 2008 and $7.2 million for the three months ended March 31, 2007. The increase in incremental interest expense when comparing the three months ended March 31, 2008 to the same period in 2007 reflects the refinancing of the Holdings Notes on March 15, 2007 which resulted in increased interest expense on the $175.0 million incremental borrowings. In addition, the interest payment due in March, 2008 on the Holdings Notes was settled in kind. Under this election, the interest rate is increased by 75 basis points over the interest rate which would have been applied if the payment was settled in cash.

Other Income (Expense). During the three months ended March 31, 2008, Holdings recognized an unrealized loss of $16.0 million related to its interest rate swap due to decreasing LIBOR rates. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Loss on Debt Extinguishment. In connection with refinancing of Holdings indebtedness during the three months ended March 31, 2007, we recognized a $12.9 million extinguishment loss related to payment of 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Income Taxes. Holdings effective tax rate was a benefit of 2.4% and 3.8% for the three months ended March 31, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The three month period ended March 31, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

Net Income (Loss). Holdings’ incremental net loss for the three months ended March 31, 2008 and 2007 was $19.3 million and $17.6 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of March 31, 2008 (in thousands).

	Holdings	US Oncology
Current assets	$771,112	$756,820
Current liabilities	588,495	591,541

Net working capital	$182,617	$165,279

Long-term indebtedness	$1,504,287	$1,056,498

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

The following table summarizes the statement of cash flows of Holdings and US Oncology for the three months ended March 31, 2008 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$50,880	$50,864
Net cash used in investing activities	(57,416)	(57,416)
Net cash used in financing activities	(2,332)	(2,316)

Net decrease in cash and equivalents	(8,868)	(8,868)
Cash and equivalents:
December 31, 2007	149,257	149,256

March 31, 2008	$140,389	$140,388

Cash Flows from Operating Activities

During the three months ended March 31, 2008, we generated $50.9 million in cash flow from operations compared to $23.7 million during the three months ended March 31, 2007. The increase in operating cash flow in 2008 was primarily due to improved receivable collections during the current year and the election to pay interest due March 15, 2008 on the Holdings notes, in kind.

Cash Flows from Investing Activities

During the three months ended March 31, 2008, we used $57.4 million for investing activities. The investments consisted primarily of $23.6 million in capital expenditures, including $11.8 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $11.7 million. Also during the three months ended March 31, 2008, we funded $36.0 million in cash consideration as well as $32.7 million in notes issued to affiliating physicians.

During the three months ended March 31, 2007, we used $16.7 million for investing activities. The investments consisted primarily of $17.4 million in capital expenditures, including $9.2 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $7.2 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2008, $2.3 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility. An additional payment of $29.4 million due under the “excess cash flow” provision of our senior secured facility was paid in April, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

During the three months ended March 31, 2007, $196.0 million was used in financing activities which primarily relates to a $425.0 million floating rate PIK toggle note offering (“the Notes”) by Holdings completed in March 2007. Proceeds from the Notes were used to repay the existing $250.0 million floating rate notes (“Holdings Notes”) and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. In addition, proceeds received in December 2006 from a private placement of preferred and common stock, along with cash on hand, were used to pay a $190.0 million dividend in January 2007, to shareholders of record immediately prior to the offering.

The payment of interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to Holdings. Cash flow used by US Oncology for financing activities also includes distributions of $13.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes and dividends to the Company’s shareholders. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on the notes, unless other sources of funding are available.

Amounts available under the restricted payments provision of our senior subordinated note agreements amounted to approximately $16.2 million as of March 31, 2008. We elected to settle the interest due March 15, 2008 entirely by increasing the principal amount of the outstanding notes. For the interest due September 15, 2008, we elected to pay 50% in cash and 50% in kind. We expect to pay $8.1 million in cash and to issue $8.9 million in notes to settle the interest due in September. The interest rate applied to the portion settled in kind is increased by 75 basis points over the rate applied to the portion settled in cash. We expect that there will be sufficient restricted payments available to service cash interest on 50% of the outstanding Notes, which is an alternative available under the terms of the Notes.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), minority interest, and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of March 31, 2008, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 1.90:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.95:1. Both of these covenants become more restrictive over time and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The EBITDA of US Oncology Holdings, Inc., with the exception of nominal incremental expenses and a $12.9 million loss on extinguishment of debt in the three months ended March 31, 2007, is substantially identical to the EBITDA of US Oncology, Inc. The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by or used in operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$(397,388)	$(15,586)	$(378,074)	$2,050
Interest expense, net	36,279	31,025	24,200	23,807
Income tax (benefit) provision	(9,747)	(609)	(922)	1,931
Depreciation and amortization	25,754	21,093	25,754	21,093
Amortization of stock compensation	555	260	555	260
Minority interest expense	715	722	715	722
Other income (expense)	14,638	—	(1,371)	—

EBITDA	(329,194)	36,905	(329,143)	49,863
Impairment and restructuring charges	381,306	7,395	381,306	7,395
Loss on early extinguishment of debt	—	12,917	—	—
Changes in assets and liabilities	36,831	(835)	24,039	7,817
Deferred income taxes	(11,531)	(2,236)	(2,060)	(3,012)
Interest expense, net	(36,279)	(31,025)	(24,200)	(23,807)
Income tax benefit (provision)	9,747	609	922	(1,931)

Net cash provided by operating activities	$50,880	$23,730	$50,864	$36,325

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$403,314	$—	$595,870	$—	$—	$(455,923)	$543,261
Service revenues	149,441	90,091	14,752	13,062	—	—	267,346

Total revenues	552,755	90,091	610,622	13,062	—	(455,923)	810,607

Operating expenses	(534,146)	(68,313)	(589,196)	(14,029)	(34,992)	455,923	(784,753)
Impairment and restructuring
charges	(380,080)	—	—	—	(1,226)	—	(381,306)

Income (loss) from operations	(361,471)	21,778	21,426	(967)	(36,218)	—	(355,452)

Add back:
Depreciation and amortization	—	9,337	1,313	100	15,004	—	25,754
Amortization of stock-based compensation	—	—	—	—	555	—	555

EBITDA	$(361,471)	$31,115	$22,739	$(867)	$(20,659)	$—	$(329,143)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(51)	$—	$(51)

EBITDA	$(361,471)	$31,115	$22,739	$(867)	$(20,710)	$—	$(329,194)

	Three Months Ended March 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$385,355	$—	$524,804	$—	$—	$(428,544)	$481,615
Service revenues	136,553	84,296	16,577	13,000	—	—	250,426

Total revenues	521,908	84,296	541,381	13,000	—	(428,544)	732,041

Operating expenses	(497,071)	(64,307)	(520,326)	(12,726)	(30,250)	428,544	(696,136)
Impairment and restructuring
charges	—	(3,070)	—	—	(4,325)	—	(7,395)

Income (loss) from operations	24,837	16,919	21,055	274	(34,575)	—	28,510

Add back:
Depreciation and amortization	—	9,529	1,352	199	10,013	—	21,093
Amortization of stock-based compensation	—	—	—	—	260	—	260

EBITDA	$24,837	$26,448	$22,407	$473	$(24,302)	$—	$49,863

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(41)	$—	$(41)
Loss on extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$24,837	$26,448	$22,407	$473	$(37,260)	$—	$36,905

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

Medical Oncology Services. Excluding impairment charges (see “Results of Operations – Impairment and Restructuring Charges”), Medical Oncology Services EBITDA for the three months ended March 31, 2008 decreased $6.3 million, or 25.4 percent, compared to the three months ended March 31, 2007, of which a $1.7 million decrease in management fees relates to

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

our program to promote continued support of pharmaceutical services initiatives. The remaining decrease relates primarily to a reduction in earnings from the use of supportive care drugs by affiliated medical oncologists and amendments to management services contracts.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended March 31, 2008 was $31.1 million, representing an increase of $4.7 million, or 17.6 percent, over the three months ended March 31, 2007. The increase reflects increasing diagnostic procedures over the same period in the prior year. Additionally, radiation volumes continue to shift toward advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy. In addition, the three months ended March 31, 2007 included $3.1 million in impairment and restructuring charges (see “Results of Operations – Impairment and Restructuring Charges”).

Pharmaceutical Services. Pharmaceutical services EBITDA was $22.7 million for the three months ended March 31, 2008, an increase of $0.3 million over the three months ended March 31, 2007, which reflects the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements offset by the impact of reduced ESA utilization.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•

Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations. During the first quarter of 2008, we paid $36.0 million in cash consideration for practice affiliations.

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

For all of 2008, we anticipate spending $90 to $110 million for the development of cancer centers, purchase of clinical equipment and investments in information systems.

As of May 6, 2008, we had cash and cash equivalents of $148.0 million. Also as of May 6, 2008, we had $133.7 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $26.3 million. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Indebtedness

We have a significant amount of indebtedness. On March 31, 2008 we had aggregate indebtedness of approximately $1.5 billion of which $1,101.3 million (including current maturities of $44.8 million) represents obligations of US Oncology, Inc., and $447.8 million represents an obligation of Holdings. Current maturities include $29.4 million due under the “excess cash flow provision of our senior secured facility (see below) that was paid in April, 2008. We are currently in compliance with restrictive covenants of our indebtedness.

Financial Covenants

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The reduced usage of supportive care drugs by oncologists as a result of product safety risks and coverage restrictions adversely impacted our revenues, net income, cash flow and EBITDA. See “Reimbursement Matters – Pharmaceutical Reimbursement under Medicare” for more detail. On November 30, 2007, we amended our senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provide flexibility as the Company responds to the adverse impact of reduced ESA reimbursement. In addition, the amendment increased our ability to invest in future growth by increasing capital available for physician affiliations and other investments, and included other revisions necessary to support diversification into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as a debt issuance cost to be amortized over the remaining term of the senior secured facility. At March 31, 2008, our minimum interest coverage ratio was 1.90:1 and our maximum leverage ratio was 5.95:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1.

Excess Cash Flow Sweep

The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. The payment required for the year ended December 31, 2007 under this provision was $29.4 million and was paid in April, 2008.

Holdings Notes

During the quarter ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due. The Company has elected to pay interest due on September 15, 2008 50% in cash and 50% in kind. To settle this payment, the Company expects that it will pay $8.1 million in cash and issue an additional $8.9 million in notes. The interest rate applied to the portion settled in kind is increased by 75 basis points over the rate applied to the portion settled in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of March 31, 2008, US Oncology has the ability to make approximately $16.2 million in restricted payments, which amount increases based upon 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result, we discontinued cash flow hedge accounting for this interest rate swap in 2007. When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedge are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring.

As a result of discontinuing cash flow hedge accounting for the interest rate swap, the Company recorded an unrealized loss of $16.0 million during the quarter ended March 31, 2008. The Company’s consolidated balance sheet includes a liability of $31.5 million to reflect the fair market value of the interest rate swap as of that date.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factor in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company. An increase in future interest rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $14.1 million and a decrease in future interest rates of 1.00 percent negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $493.2 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

Because the fair market value of the interest rate swap is based upon expectations of future interest rates, changes in its fair value reflect the anticipation of future rate changes that are not reflected in the carrying value of our indebtedness or interest expense for the period. As a result, changes in the fair market value of the interest rate swap that related to expectations of future interest rates are recorded currently in earnings and are not offset by changes in the fair market of our indebtedness or changes in interest expense for the current period. Cash settlements related to the interest rate swap are established semiannually to coincide with the determination of the variable interest rate associated with the Holdings Notes.

The Company does not believe the election to pay all or a portion on the interest due on the Holdings Notes in kind results in the instrument no longer being an economically effective hedge because the notional principal of Notes issued in kind for interest (that must be settled in cash at a future date) will increase or decrease based on market interest rates in the same

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

manner as if cash had been paid for interest. Although cash flow hedge accounting treatment is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

At March 31, 2008, accumulated other comprehensive income (loss) includes $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs or reduced consumption to us in the form of higher prices. We have implemented cost control measures to curtail increases in operating costs and expenses. We cannot predict our ability to cover or offset future cost increases.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. The Company was first subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting, when it filed its annual report for the fiscal year ending December 31, 2007 on Form 10-K as filed on February 29, 2008. The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2008.

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

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At March 31, 2008, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other noncurrent assets. Currently, approximately $7.9 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other noncurrent assets at March 31, 2008. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. In addition, we have explored other strategic alternatives with respect to radiation oncology and the cancer center space and will continue to do so in the event we are not successful in the regulatory action.

Delays during the three months ended March 31, 2007 in pursuing those strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment during the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No additional impairment charges relating to this regulatory action have been recorded through March 31, 2008.

As of March 31, 2008, our Consolidated Balance Sheet included net assets in the amount of $1.9 million related to this practice, which includes primarily working capital in the amount of $1.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At March 31, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.0 million. A termination obligation for this lease has not been accrued as we have not exhausted our legal appeals or strategic alternatives that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

Effective February 1, 2008, Bruce D. Broussard was elected to serve as a director of each of US Oncology, Inc. and US Oncology Holdings, Inc. by written consent of holders of a majority of outstanding shares of each of them.

Effective January 1, 2008, US Oncology Holdings, Inc. adopted amendments to its 2004 Equity Incentive Plan, which were approved by written consent of holders of a majority of outstanding shares of US Oncology Holdings, Inc.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description
3.1[1]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 4.1)

4.3[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.4[4]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.5[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.6[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.7[4]	Form of 9% Senior Note due 2012 (included in Exhibit 4.7)

4.8[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.9[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.10[4]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.11)

4.11[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.12[4]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.13[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.14[1]	Stock Purchase Agreement, dated as of December 21, 2006

4.15[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.16[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

10.1[4]	Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.2[5]	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.3[4]	Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.4[4]	Form of Executive Employment Agreement, dated as between US Oncology Holdings, Inc., US Oncology, Inc. and each of its executive officers

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

10.4[4]	Form of Restricted Stock Agreement under the Amended and Restated 2004 Equity Incentive Plan

10.5†	Form of Unit Grant, under the 2008 Long-Term Cash Incentive Plan

10.6[4]	US Oncology Holdings, Inc. Equity Incentive Plan

10.7[11]	US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

10.8[4]	US Oncology Holdings, Inc. Long-Term Cash Incentive Plan

10.9[11]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

10.10[4]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

10.11[6]	Amendment No. 2 dated as of November 15, 2005, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.12[7]	Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.13[1]	Amendment No. 4 dated as of December 21, 2006, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.14[9]	Amendment No. 5 dated as of March 1, 2007, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.15[10]	Amendment No. 6 dated as of November 30, 2007, to the Credit Agreement Dated as of August 20, 2004, as Amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation , US Oncology, Inc., a Delaware Corporation , the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

14[8]	Code of Ethics

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Principal Financial Officer

[1]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.
[2]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

[4]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004.
[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.
[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.
[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[10]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.
[11]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008, and incorporated herein by reference.
†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: May 14, 2008:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(duly authorized signatory and principal financial officer)