Form 10-Q
period 2008-06-30
US Oncology Holdings, Inc.; US ONCOLOGY INC
filed 2008-08-08
CIK 1333191, 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐

Non-accelerated filers ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of August 5, 2008, 147,536,420 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and equivalents	$78,043	$149,257	$78,042	$149,256
Accounts receivable	355,670	318,976	355,670	318,976
Other receivables	97,251	120,285	97,251	120,285
Prepaid expenses and other current assets	23,536	26,544	19,217	22,801
Inventories	114,314	82,822	114,314	82,822
Deferred income taxes	4,260	7,428	4,260	4,260
Due from affiliates	75,335	71,021	63,047	60,295

Total current assets	748,409	776,333	731,801	758,695
Property and equipment, net	397,884	399,621	397,884	399,621
Service agreements, net	279,571	223,850	279,571	223,850
Goodwill	377,270	757,270	377,270	757,270
Other assets	77,138	79,299	68,231	69,214

Total assets	$1,880,272	$2,236,373	$1,854,757	$2,208,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$11,222	$38,613	$11,222	$38,613
Accounts payable	279,666	242,172	279,474	241,093
Due to affiliates	153,760	170,432	160,593	177,265
Accrued compensation cost	27,610	30,045	27,610	30,045
Accrued interest payable	30,022	24,949	25,385	24,949
Income taxes payable	—	—	9,973	6,735
Other accrued liabilities	45,176	37,763	36,306	37,763

Total current liabilities	547,456	543,974	550,563	556,463
Deferred revenue	7,507	8,380	7,507	8,380
Deferred income taxes	13,869	23,289	31,516	33,532
Long-term indebtedness	1,508,018	1,456,569	1,060,229	1,031,569
Other long-term liabilities	26,690	39,492	10,454	11,166

Total liabilities	2,103,540	2,071,704	1,660,269	1,641,110
Commitments and contingencies (Note 10)
Minority interests	13,855	13,217	13,855	13,217
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $304,570,893 and $294,235,019, respectively	318,509	308,174	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $46,053,657 and $44,490,787, respectively	54,994	53,431	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 147,536,420 and 140,618,380 shares issued and outstanding in 2008 and 2007, respectively	148	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	550,331	549,186
Accumulated other comprehensive loss, net of tax	(1,306)	(1,534)	—	—
Retained (deficit) equity	(609,468)	(208,760)	(369,699)	5,136

Total stockholders’ (deficit) equity	(610,626)	(210,153)	180,633	554,323

Total liabilities and stockholders’ (deficit) equity	$1,880,272	$2,236,373	$1,854,757	$2,208,650

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$557,050	$490,559	$557,050	$490,559
Service revenue	272,125	262,794	272,125	262,794

Total revenue	829,175	753,353	829,175	753,353

Cost of products	541,585	484,965	541,585	484,965

Cost of services:
Operating compensation and benefits	130,086	118,438	130,086	118,438
Other operating costs	79,438	73,952	79,438	73,952
Depreciation and amortization	18,753	17,646	18,753	17,646

Total cost of services	228,277	210,036	228,277	210,036

Total cost of products and services	769,862	695,001	769,862	695,001
General and administrative expense	21,288	23,268	21,240	23,223
Impairment and restructuring charges	464	—	464	—
Depreciation and amortization	7,130	3,896	7,130	3,896

	798,744	722,165	798,696	722,120

Income from operations	30,431	31,188	30,479	31,233

Other expense:
Interest expense, net	(32,399)	(35,144)	(22,433)	(24,039)
Minority interests	(1,017)	(615)	(1,017)	(615)
Other income (expense), net	14,296	—	(2)	—

Income (loss) before income taxes	11,311	(4,571)	7,027	6,579
Income tax benefit (provision)	(4,169)	4,207	(3,788)	(4,144)

Net income (loss)	$7,142	$(364)	$3,239	$2,435

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	217	5,253	—	—

Comprehensive income	$7,359	$4,889	$3,239	$2,435

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$1,100,311	$972,174	$1,100,311	$972,174
Service revenue	539,471	513,219	539,471	513,219

Total revenue	1,639,782	1,485,393	1,639,782	1,485,393

Cost of products	1,073,612	949,630	1,073,612	949,630

Cost of services:
Operating compensation and benefits	260,274	235,786	260,274	235,786
Other operating costs	156,234	146,745	156,234	146,745
Depreciation and amortization	37,354	35,375	37,354	35,375

Total cost of services	453,862	417,906	453,862	417,906

Total cost of products and services	1,527,474	1,367,536	1,527,474	1,367,536
General and administrative expense	41,327	43,544	41,228	43,458
Impairment and restructuring charges	381,770	7,395	381,770	7,395
Depreciation and amortization	14,283	7,261	14,283	7,261

	1,964,854	1,425,736	1,964,755	1,425,650

Income (loss) from operations	(325,072)	59,657	(324,973)	59,743

Other expense:
Interest expense, net	(68,678)	(66,169)	(46,633)	(47,845)
Minority interests	(1,732)	(1,337)	(1,732)	(1,337)
Loss on early extinguishment of debt	—	(12,917)	—	—
Other income (expense), net	(342)	—	1,369	—

Income (loss) before income taxes	(395,824)	(20,766)	(371,969)	10,561
Income tax benefit (provision)	5,578	4,816	(2,866)	(6,076)

Net income (loss)	$(390,246)	$(15,950)	$(374,835)	$4,485

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	228	3,720	—	—

Comprehensive income (loss)	$(390,018)	$(12,230)	$(374,835)	$4,485

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at December 31, 2007	140,618	$141	$-	$(1,534)	$(208,760)	$(210,153)

Amortization of deferred compensation	—	—	1,120	—	—	1,120
Exercise of options to purchase common stock, net of tax	25	—	25	—	—	25
Shares issued in affiliation transactions	194	—	300	—	—	300
Restricted stock award issuances	8,244	8	—	—	(8)	—
Forfeiture of restricted stock awards	(1,545)	(1)	—	—	—	(1)
Accretion of preferred stock dividends	—	—	(1,445)	—	(10,454)	(11,899)
Accumulated other comprehensive gain (loss) for unrealized loss on interest rate swap, net of tax	—	—	—	228	—	228
Net loss	—	—	—	—	(390,246)	(390,246)

Balance at June 30, 2008	147,536	$148	$—	$(1,306)	$(609,468)	$(610,626)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 2007	100	$1	$549,186	$5,136	$554,323

Amortization of deferred compensation	—	—	1,120	—	1,120
Contribution of proceeds from exercise of options to purchase common stock, net of tax	—	—	25	—	25
Net loss	—	—	—	(374,835)	(374,835)

Balance at June 30, 2008	100	$1	$550,331	$(369,699)	$180,633

The accompanying notes are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(390,246)	$(15,950)	$(374,835)	$4,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	56,373	46,824	55,179	45,997
Impairment and restructuring charges	381,770	7,395	381,770	7,395
Deferred income taxes	(6,370)	(973)	(2,016)	(770)
Non-cash compensation expense	1,120	461	1,120	461
(Gain)/loss on sale of assets	(1,370)	151	(1,370)	151
Minority interest expense	1,732	1,337	1,732	1,337
Equity in earnings of joint ventures	(532)	—	(532)	—
Loss on interest rate swap	2,058	—	—	—
Non-cash interest under PIK option	14,767	—	—	—
Loss on early extinguishment of debt	—	12,917	—	—
(Increase) Decrease in:
Accounts and other receivables	(13,660)	(7,846)	(13,660)	(7,846)
Prepaid expenses and other current assets	3,646	3,164	3,645	3,264
Inventories	(30,775)	(11,226)	(30,775)	(11,226)
Other assets	32	(831)	32	(568)
Increase (Decrease) in:
Accounts payable	41,380	52,160	42,269	52,312
Due from/to affiliates	(21,184)	12,538	(20,197)	22,970
Income taxes receivable/payable	(577)	(7,038)	3,513	(6,493)
Other accrued liabilities	4,077	1,282	(3,650)	(4,582)

Net cash provided by operating activities	42,241	94,365	42,225	106,887

Cash flows from investing activities:
Acquisition of property and equipment	(44,213)	(48,057)	(44,213)	(48,057)
Net payments in affiliation transactions	(36,900)	(134)	(36,900)	(134)
Designation of restricted cash	(500)	—	(500)	—
Net proceeds from sale of assets	3,747	750	3,747	750
Distributions from minority interests	810	—	810	—
Investment in unconsolidated subsidiary	(3,123)	—	(3,123)	—

Net cash used in investing activities	(80,179)	(47,441)	(80,179)	(47,441)

Cash flows from financing activities:
Proceeds from senior floating rate PIK toggle notes, net of issue costs	—	413,227	—	—
Proceeds from other indebtedness	4,000	1,323	4,000	1,323
Repayment of senior floating rate notes	—	(256,766)	—	—
Repayment of term loan	(34,937)	(5,023)	(34,937)	(5,023)
Repayment of other indebtedness	(879)	(1,855)	(879)	(1,855)
Debt financing costs	(119)	—	(103)	(153)
Net distributions to parent	—	—	—	(54,501)
Repayment of advance to parent	—	—	—	(150,000)
Distributions to minority interests	(1,832)	(1,417)	(1,832)	(1,417)
Contributions from minority interests	466	—	466	—
Payment of dividends on preferred stock	—	(25,000)	—	—
Payment of dividends on common stock	—	(323,580)	—	—
Proceeds from exercise of stock options	25	521	—	—
Contribution of proceeds from exercise of stock options	—	—	25	535

Net cash used in financing activities	(33,276)	(198,570)	(33,260)	(211,091)

Decrease in cash and cash equivalents	(71,214)	(151,646)	(71,214)	(151,645)
Cash and cash equivalents:
Beginning of period	149,257	281,768	149,256	281,766

End of period	$78,043	$130,122	$78,042	$130,121

Interest paid	$44,204	$62,376	$44,192	$46,923
Income taxes paid	1,388	2,651	1,388	2,651
Non-cash investing and financing transactions:
Notes issued in affiliation transaction	32,677	—	32,677	—
Notes issued for interest paid in kind	22,789	—	—	—

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

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,220 physicians operating in 480 locations, including 92 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended June 30, 2008 and 2007, the affiliated practices under comprehensive service agreements derived 37.4% and 37.9%, respectively, of their net patient revenue from services provided under the Medicare program (of which 5.1% and 3.8%, respectively, relate to Medicare managed care) and 3.4% and 3.0%, respectively, from services provided under state Medicaid programs. For the six months ended June 30, 2008 and 2007, the affiliated practices under comprehensive service agreements derived 37.8% of their net patient revenue from services provided under the Medicare program (of which 4.9% and 3.7%, respectively, relate to Medicare managed care) and 3.2% and 3.0%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months ended June 30, 2008 and 2007, that payer represented 9.2% and 10.0%, respectively, of such affiliated practices’ aggregate net revenues. During the six months ended June 30, 2008 and 2007, that payer represented 9.5% and 10.0%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix, could materially and adversely affect the Company’s revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Erythropoiesis-stimulating agents (“ESA’s”) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESA’s have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESA’s are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESA’s which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESA’s. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESA’s administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESA’s in other circumstances. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESA’s for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESA’s in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

On July 30, 2008, FDA published a preliminary new label for the ESA drugs Aranesp and Procrit. This action was taken in response to the July 30, 2007 NCD. Unlike the NCD from CMS, the amended label applies to all patients and payers. Additionally, a Risk Evaluation and Mitigation Strategy (“REMS”) is expected to be filed with the FDA on August 20, 2008. The REMS is expected have additional patient consent/education requirements, medical guides and physician registration procedures. The REMS process will be required in order for physicians to be approved to order and dispense ESA’s to their patients.

The draft label will be effective as of August 14, 2008, unless ESA manufacturers decide to appeal the label. An appeal could extend the process for up to 30 days.

The draft changes the labeled use of ESA’s in the following areas:

•	ESA’s are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter (“g/dL”).

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not follow the Oncology Drug Advisory Committee recommendations to limit ESA in head/neck and breast cancers, or any other tumor type. In addition, affiliated physicians have already changed or are changing their ESA prescribing patterns as a result of the concerns raised over the past 18 months and many of those prescribing patterns may already be consistent with the new draft label.

A condensed financial summary of ESA’s administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$25.5	$40.4	$52.4	$82.8
Less: Operating Costs	(16.9)	(23.8)	(33.7)	(47.9)

Income from Operations	$8.6	$16.6	$18.7	$34.9

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to usage by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. In addition, there was an increase in supportive care drug pricing that became effective during the first quarter of 2008, the impact of which is included in these financial results.

Because the use of ESA’s relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use and whether managed care and other non-governmental payers adopt similar reimbursement limitations. A significant decline in ESA usage has had an adverse affect on the Company’s results of operations and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESA’s adversely impacted the Company’s ability to continue to receive favorable pricing from ESA manufacturers because purchasing agreements include pricing adjustments based upon specified purchase volumes as well as market share or because those manufacturers may seek to offset their financial losses through increased pricing. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESA’s.

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

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Medicare reimbursement, as a result, effective January 1, 2007, was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and six months ended June 30, 2007, the reduced reimbursement for these imaging services reduced pre-tax income by $2.4 million and $4.7 million, respectively, compared to the corresponding periods of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pre-tax income in imaging reimbursement of approximately $0.5 million and $1.0 million for services provided during the three months and six months ended June 30, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During the three months ended June 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.3 million and $0.6 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement. During the six months ended June 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.6 million and $1.2 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor was an increase of 0.5% over the 2007 rates; and as a result of the Medicare Improvements for Patients and Providers

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Act of 2008 passed by Congress on July 15, 2008, the conversion factor for claims with dates of service from July 1, 2008 through December 31, 2008, will remain at the threshold of 0.5% over 2007 rates currently in effect. In addition, the conversion factor for services provided during 2009 will be increased by 1.1%.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 22.7% and 26.2% of revenue for the six month periods ended June 30, 2008, and 2007, respectively.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands). Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012.

	Fair Value as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	(8,870)	—	(8,870)	—
Other long-term liabilities	(8,322)	—	(8,322)	—

Total	$(17,192)	$—	$(17,192)	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the six months ended June 30, 2008 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2007	$223,850	$4,242	$757,270
Additions, net	65,926	—	—
Impairment charge	—	—	(380,000)
Amortization expense and other	(10,205)	(250)	—

Balance at June 30, 2008	$279,571	$3,992	$377,270

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. In connection with the preparation of the financial statements for the quarter ended March 31, 2008, and as a result of the continued decline in the financial performance of the Medical Oncology Services segment, the Company assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, the Company has become less dependent on its medical oncology segment as a source of earnings since goodwill was initially recognized in connection with the Merger in August 2004. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for supportive care drugs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the quarter ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the quarter ended March 31, 2008, price increases from manufacturers of supportive care drugs and additional safety concerns related to the use of supportive care drugs continued to reduce their utilization by affiliated physicians and adversely impacted both current and projected operating results for the Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider the use of these drugs in oncology and recommended further restrictions which were considered by the FDA in a recently published preliminary label for certain ESA drugs (see Note 2). In addition, affiliated physicians may already be changing their ESA use as a result of concerns raised by ODAC, and the USON network is active in reviewing evidence and adopting appropriate treatment guidelines. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led the Company to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to its Medical Oncology Services segment during the quarter ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility. There were no additional impairments identified through the end of June 30, 2008.

When an impairment is identified, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through the Company’s initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets have not been recorded in the Company’s consolidated balance sheet as of June 30, 2008.

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $43.1 million and $33.0 million at June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008, additions to service agreements of $65.9 million included in affiliation transactions with 53 physicians under contracts with remaining terms between 10 and 20 years.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and six months ended June 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Goodwill	$—	$—	$380,000	$—
Reduction in Force Severance	356	—	1,662	—
Service Agreements, net	—	—	—	4,325
Property and Equipment, net	—	—	—	2,512
Future Lease Obligations	—	—	—	558
Other	108	—	108	—

Total	$464	$—	$381,770	$7,395

During the three months and six months ended June 30, 2008, charges of $0.4 million and $1.7 million, respectively, were recognized primarily related to employee severance for which payment has been made as of July 31, 2008. Also during the six months ended June 30, 2008, the Company recorded an impairment of $380.0 million (recorded in the first quarter) of its goodwill related to the medical oncology segment (see Note 4).

During the three months ended March 31, 2007, in two markets in which the Company has affiliated practices, market-specific conditions resulted in the Company recognizing impairment and restructuring charges amounting to $7.4 million. No impairment changes were recognized during the three months ended June 30, 2007.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The affiliated practice appealed this determination, however, during the three months ended March 31, 2007, efforts did not advance sufficiently, and the resumption of radiation services or other recovery of the investment was not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the affiliated practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008, and the practice intends to reinstitute its radiation practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Indebtedness

As of June 30, 2008 and December 31, 2007, long-term indebtedness consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$436,666	$471,602
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	33,897	1,606
Mortgage, capital lease obligations and other	22,888	18,974

	1,071,451	1,070,182
Less current maturities	(11,222)	(38,613)

	$1,060,229	$1,031,569

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	447,789	425,000

	$1,508,018	$1,456,569

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of June 30, 2008, are as follows (in thousands):

	Twelve months ending June 30,
	2009	2010	2011	2012	2013	Thereafter
US Oncology payments due	$11,222	$9,984	$337,041	$114,032	$307,965	$291,207
Holdings payments due	—	—	—	447,789	—	—

	$11,222	$9,984	$337,041	$561,821	$307,965	$291,207

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At June 30, 2008, $133.7 million was available for borrowing. Availability has been reduced by outstanding letters of credit amounting to $26.3 million. At June 30, 2008 and December 31, 2007, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $436.7 million as of June 30, 2008 and $471.6 million as of December 31, 2007. In April, 2008, the Company repaid $29.4 million of the balance outstanding under the term loan due to requirements under its “excess cash flow” repayment provision. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

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

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At June 30, 2008, the Company was required to maintain a minimum interest coverage ratio of no less than 1.90:1 and a maximum leverage ratio of no more than 5.95:1. As of June 30, 2008, US Oncology’s actual interest coverage ratio was 2.39:1 and its actual leverage ratio was 4.92:1. Both of these covenants become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. A payment of $29.4 million under this provision was required based on cash flow for the year ended December 31, 2007 and was paid in April, 2008. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of June 30, 2008, the Company is in compliance with the covenants of its indebtedness.

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. The Company elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008. The Company has elected to pay interest due on September 15, 2008 50% in cash and 50% in kind, which is an alternative available under the notes. To settle this payment, the Company expects that it will pay $8.1 million in cash and issue an additional $8.9 million in notes of which $5.2 million has been expensed for the period from March 15, 2008 through June 30, 2008. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period.

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology expects to fund the portion of future semi-annual

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

interest payments that are made in cash on the floating rate PIK toggle notes. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily the receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income would reduce the amount of cash that is available to the Company for debt service and capital expenditures. Amounts available under this restricted payments provision amounted to approximately $17.7 million as of June 30, 2008. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of future cash interest payments on the Notes. Due to the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result, we discontinued cash flow hedge accounting for this interest rate swap in 2007. When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be recorded on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedge are released into the consolidated statement of income (loss) when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized a $14.3 million unrealized gain and $1.7 million unrealized loss related to the interest rate swap, which is classified as Other Expense in its Condensed Consolidated Statement of Operations, for the three months and six months ended June 30, 2008, respectively (see Note 3). The Company’s Consolidated balance sheet includes a liability of $17.2 million to reflect the fair value of the interest rate swap as of that date. In addition, we expect to pay $4.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2008.

As of June 30, 2008, accumulated other comprehensive income (loss) includes $1.3 million, net of tax, related to the interest rate swap which represents the cumulative loss (while the instrument was designated as a cash flow hedge) that is associated with future interest payments that cannot be considered probable of not occurring. Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is being recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.6 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At June 30, 2008, 3,453,250 shares were available for future awards of restricted stock or stock options.

The Company granted awards of 8,244,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $12.8 million during the six months ended June 30, 2008 and 100,000 restricted shares during the three months ended June 30, 2007 and 250,000 restricted shares during the six months ended June 30, 2007 with an aggregate fair value at the time of grant of approximately $0.3 million and $0.7 million, respectively. No shares of restricted stock were granted during the three months ended June 30, 2008. Restricted shares vest over a three to five year period from the date of grant. During the three months and six months ended June 30, 2008, 1,125,000 restricted shares and 1,545,000 restricted shares, respectively, were forfeited by holders. During both the three months and six months ended June 30, 2007, 1,105,000 restricted shares were forfeited by holders.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the six months ended June 30, 2008:

Restricted Shares
Restricted shares outstanding, December 31, 2007	3,387,000
Granted	8,244,500
Vested	(88,000)
Forfeited	(1,545,000)

Restricted shares outstanding, June 30, 2008	9,998,500

Compensation expense related to outstanding restricted stock awards is estimated to be $2.5 million, $2.3 million, $2.0 million, $1.8 million and $1.7 million for each of the fiscal years ending December 31, 2008 through 2012. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2013.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes activity for options awarded under the Equity Incentive Plan for the six months ended June 30, 2008:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2007	3,339,000	$1.53
Granted	65,000	0.94
Exercised	(25,000)	1.00
Cancelled	(2,609,250)	1.55
Forfeited	(192,500)	1.07

Options outstanding, June 30, 2008	577,250	1.53	7.7

Options exercisable, June 30, 2008	221,950	1.33	6.9

At June 30, 2008, 577,250 options to purchase Holdings common stock were outstanding. Holdings granted 65,000 and 622,500 options to purchase common shares during the six months ended June 30, 2008 and 2007, respectively. The fair value of options awarded during the three months ended June 30, 2008 was estimated at $0.12 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.47%; expected life of five years; expected volatility of 60.0% based on an index of peer companies; and expected dividend yield of zero. Compensation expense related to options granted during the three months and six ended June 30, 2008 and 2007 has been recorded based on the fair value as of the grant date and vesting provisions.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At June 30, 2008, 91,000 options to purchase Holdings common stock were outstanding and 326,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of June 30, 2008, options to purchase 174,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the six months ended June 30, 2008, there were no exercises of options issued under the Director Stock Option Plan.

Holdings Long-Term Cash Incentive Plan

In addition to stock incentive plans, Holdings adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012 and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the six months ended June 30, 2008 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of June 30, 2008, no amounts were available for payment under the 2008 Cash Incentive Plan as such amounts are generally determined annually based on the Company’s earnings for a given fiscal year. Obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event occurs.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Income Taxes

Holdings effective tax rate was a provision of 36.9% and a benefit of 92.0% for the three months ended June 30, 2008 and 2007, respectively, and a benefit of 1.4% and 23.2% for the six months ended June 30, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to incremental interest expense, changes in the fair value of the Company’s interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The six month period ended June 30, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

The effective tax rate for US Oncology, Inc. was a provision of 53.9% and 63.0% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for US Oncology, Inc. was a provision of 0.8% and 57.5% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate is attributable to the impairment of goodwill in the medical oncology services segment during the six months ended June 30, 2008. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes, so there is no tax benefit associated with a significant portion of the goodwill impairment. The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	(33.4)	(2.9)	(35.5)	5.7
State income taxes, net of federal benefit (2)	(0.2)	(3.7)	(0.3)	7.0
Other	—	(5.2)	1.6	9.8

Effective tax rate	1.4%	23.2%	0.8%	57.5%

(1)	Includes the impact of the non-deductible goodwill impairment charge recorded in the quarter ended March 31, 2008.
(2)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax.

At June 30, 2008, the Company had a gross federal net operating loss carryforward benefit of approximately $32.4 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize the benefits of its deferred tax assets. Accordingly, the Company has no valuation allowance established for federal deferred tax assets. Deferred tax assets associated with state net operating losses amount to approximately $0.4 million as of June 30, 2008, net of a valuation allowance.

As of June 30, 2008, the Company had $2.3 million of unrecognized income tax benefits. The Company expects the approximate $2.3 million reserve for uncertain tax positions to settle within the next twelve months.

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

The tables below present segment results for the three months and six months ended June 30, 2008 and 2007 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$409,501	$—	$621,779	$—	$—	$(474,230)	$557,050
Service revenues	149,843	92,234	15,472	14,576	—	—	272,125

Total revenues	559,344	92,234	637,251	14,576	—	(474,230)	829,175
Operating expenses	(538,600)	(60,423)	(610,908)	(15,408)	(21,240)	474,230	(772,349)
Impairment and restructuring charges	42	(150)	—	—	(356)	—	(464)
Depreciation and amortization	—	(9,611)	(1,325)	(91)	(14,856)	—	(25,883)

Income (loss) from operations	$20,786	$22,050	$25,018	$(923)	$(36,452)	$—	$30,479

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(48)	$—	$(48)

Income (loss) from operations	$20,786	$22,050	$25,018	$(923)	$(36,500)	$—	$30,431

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended June 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$382,271	$—	$554,625	$—	$—	$(446,337)	$490,559
Service revenues	140,495	89,393	18,860	14,046	—	—	262,794

Total revenues	522,766	89,393	573,485	14,046	—	(446,337)	753,353
Operating expenses	(502,833)	(54,921)	(552,049)	(13,889)	(23,223)	446,337	(700,578)
Depreciation and amortization	—	(9,795)	(1,287)	(102)	(10,358)	—	(21,542)

Income (loss) from operations	$19,933	$24,677	$20,149	$55	$(33,581)	$—	$31,233

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(45)	$—	$(45)

Income (loss) from operations	$19,933	$24,677	$20,149	$55	$(33,626)	$—	$31,188

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

	Six Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$812,815	$—	$1,217,649	$—	$—	$(930,153)	$1,100,311
Service revenues	299,284	182,325	30,224	27,638	—	—	539,471

Total revenues	1,112,099	182,325	1,247,873	27,638	—	(930,153)	1,639,782
Operating expenses	(1,072,746)	(119,399)	(1,198,791)	(29,337)	(41,228)	930,153	(1,531,348)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,582)	—	(381,770)
Depreciation and amortization	—	(18,948)	(2,638)	(191)	(29,860)	—	(51,637)

Income (loss) from operations	$(340,685)	$43,828	$46,444	$(1,890)	$(72,670)	$—	$(324,973)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(99)	$—	$(99)

Income (loss) from operations	$(340,685)	$43,828	$46,444	$(1,890)	$(72,769)	$—	$(325,072)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Six Months Ended June 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$767,626	$—	$1,079,429	$—	$—	$(874,881)	$972,174
Service revenues	277,047	173,689	35,437	27,046	—	—	513,219

Total revenues	1,044,673	173,689	1,114,866	27,046	—	(874,881)	1,485,393
Operating expenses	(999,904)	(109,699)	(1,071,023)	(26,416)	(43,458)	874,881	(1,375,619)
Impairment and restructuring charges	—	(3,070)	—	—	(4,325)	—	(7,395)
Depreciation and amortization	—	(19,324)	(2,639)	(301)	(20,372)	—	(42,636)

Income (loss) from operations	$44,769	$41,596	$41,204	$329	$(68,155)	$—	$59,743

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(86)	$—	$(86)

Income (loss) from operations	$44,769	$41,596	$41,204	$329	$(68,241)	$—	$59,657

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of June 30, 2008, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending June 30,
	2009	2010	2011	2012	2013	Thereafter
Payments due	$77,380	$70,220	$58,534	$49,650	$42,156	$216,742

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

Effective January 1, 2007, the Company guaranteed to one of its affiliated practices that amounts retained by that practice will amount to a minimum of $3.5 million through March 31, 2008. An informal agreement has been initiated which would extend the guarantee to include an additional $0.3 million minimum for the three months ended June 30, 2008 and $0.2 million minimum for the three months ending September 30, 2008. This guarantee expires September 30, 2008. Additionally, beginning January 1, 2007, the Company guaranteed that a second practice would receive no less than $2.0 million for the year ended December 31, 2007. This guarantee expired December 31, 2007. During the three months and six months ended June 30, 2008, amounts paid under these guarantees amounted to $0.5 million and $1.2 million, respectively, and during the three months and six months ended June 30, 2007, amounts paid under the guarantees were $0.5 million and $1.5 million, respectively.

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

Specifically, during March, 2007, the Company became aware that it and one of its affiliated practices were the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations were contained in a qui tam complaint filed on a confidential basis with a United States federal court. The DOJ has determined that it will not intervene in the suit and the lawsuit has been dismissed.

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

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in late 2008. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At June 30, 2008, the total owed to the Company for those receivables of $22.5 million is reflected on its balance sheet as other noncurrent assets. Currently, approximately $9.0 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other noncurrent assets at June 30, 2008. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state agency’s decision. The request for a stay was denied in July 2008, and the practice intends to reinstitute its radiation practice.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in Note 5.) No additional impairment charges relating to this regulatory action have been recorded through June 30, 2008.

As of June 30, 2008, our Consolidated Balance Sheet included net assets in the amount of $1.8 million related to this practice, which includes primarily working capital in the amount of $1.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At June 30, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease was not accrued as the Company had not exhausted its legal appeals. Management will continue to monitor this matter.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. We did not apply the fair value option under SFAS No. 159 and, therefore, the statement did not have an impact on the Company’s consolidated financial statements.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are still in the process of evaluating the impact of FSP 142-3, particularly as it relates to any future service agreements (see Note 4 regarding intangible assets currently held by the Company), but do not expect it to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s consolidated financial statements.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months and six months ended June 30, 2008 and 2007. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of June 30, 2008, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, Oregon Cancer Center, Ltd., and CCCN NW Building JV, LLC.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2008

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$78,041	$1	$—		$78,042
Accounts receivable	—	345,366	10,304	—		355,670
Other receivables	—	97,251	—	—		97,251
Prepaid expenses and other current assets	1	19,216	—	—		19,217
Inventories	—	114,314	—	—		114,314
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	693,118	—	—	(630,071	) (a)	63,047
Investment in subsidiaries	328,805	—	—	(328,805	) (b)	—

Total current assets	1,026,184	654,188	10,305	(958,876)		731,801
Property and equipment, net	—	354,383	43,501	—		397,884
Service agreements, net	—	274,844	4,727	—		279,571
Goodwill	—	371,677	5,593	—		377,270
Other assets	27,886	38,715	1,630			68,231

	$1,054,070	$1,693,807	$65,756	$(958,876)		$1,854,757

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,960	$—	$1,262	$—		$11,222
Accounts payable	—	278,723	751	—		279,474
Intercompany accounts	(249,113)	252,404	(3,291)	—		—
Due to affiliates	7,143	774,484	9,037	(630,071	) (a)	160,593
Accrued compensation cost	—	27,211	399	—		27,610
Accrued interest payable	25,385	—	—	—		25,385
Income taxes payable	9,973	—	—	—		9,973
Other accrued liabilities	—	37,020	(714)	—		36,306

Total current liabilities	(196,652)	1,369,842	7,444	(630,071)		550,563
Deferred revenue	—	7,507	—	—		7,507
Deferred income taxes	31,516	—	—	—		31,516
Long-term indebtedness	1,038,573	2,555	19,101	—		1,060,229
Other long-term liabilities	—	6,813	3,641	—		10,454

Total liabilities	873,437	1,386,717	30,186	(630,071)		1,660,269

Commitments and contingencies
Minority interests	—	—	13,855	—		13,855
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	550,331	—	—	—		550,331
Retained earnings (deficit)	(369,699)	—	—	—		(369,699)
Subsidiary equity	—	307,090	21,715	(328,805	) (b)	—

Total stockholder’s equity	180,633	307,090	21,715	(328,805)		180,633

Total liabilities and stockholder’s equity	$1,054,070	$1,693,807	$65,756	$(958,876)		$1,854,757

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$149,255	$1	$—		$149,256
Accounts receivable	—	309,030	9,946	—		318,976
Other receivables	—	120,285	—	—		120,285
Prepaid expenses and other current assets	7	22,794	—	—		22,801
Inventories	—	82,822	—	—		82,822
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	740,894	—	—	(680,599	) (a)	60,295
Investment in subsidiaries	651,999	—	—	(651,999	) (b)	—

Total current assets	1,397,160	684,186	9,947	(1,332,598)		758,695
Property and equipment, net	—	360,837	38,784	—		399,621
Service agreements, net	—	218,832	5,018	—		223,850
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,426	36,258	1,530	—		69,214

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$37,550	$95	$968	$—		$38,613
Accounts payable	—	240,318	775	—		241,093
Intercompany accounts	(249,113)	251,812	(2,699)	—		—
Due to affiliates	7,132	841,866	8,866	(680,599	) (a)	177,265
Accrued compensation cost	—	29,366	679	—		30,045
Accrued interest payable	24,949	—	—	—		24,949
Deferred income taxes	6,735	—	—	—		6,735
Other accrued liabilities	—	38,549	(786)	—		37,763

Total current liabilities	(172,747)	1,402,006	7,803	(680,599)		556,463
Deferred revenue	—	8,380	—	—		8,380
Deferred income taxes	33,532	—	—	—		33,532
Long-term indebtedness	1,013,478	2,239	15,852	—		1,031,569
Other long-term liabilities	—	7,435	3,731	—		11,166

Total liabilities	874,263	1,420,060	27,386	(680,599)		1,641,110

Commitments and contingencies
Minority interests	—	—	13,217	—		13,217
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,186	—	—	—		549,186
Retained earnings	5,136	—	—	—		5,136
Subsidiary equity	—	631,730	20,269	(651,999	) (b)	—

Total stockholder’s equity	554,323	631,730	20,269	(651,999)		554,323

Total liabilities and stockholder’s equity	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$546,675	$10,375	$—		$557,050
Service revenue	—	262,585	9,540	—		272,125

Total revenue	—	809,260	19,915	—		829,175
Cost of products	—	531,499	10,086	—		541,585
Cost of services:
Operating compensation and benefits	—	125,965	4,121	—		130,086
Other operating costs	—	78,162	1,276	—		79,438
Depreciation and amortization	—	17,872	881	—		18,753

Total cost of services	—	221,999	6,278	—		228,277
Total cost of products and services	—	753,498	16,364	—		769,862
General and administrative expense	96	21,144	—	—		21,240
Impairment and restructuring charges	—	464	—	—		464
Depreciation and amortization	—	7,130	—	—		7,130

	96	782,236	16,364	—		798,696

Income (loss) from operations	(96)	27,024	3,551	—		30,479
Other income (expense)
Interest expense, net	(22,829)	762	(366)	—		(22,433)
Minority interests	—	(242)	(775)	—		(1,017)
Other income (expense), net	—	(2)	—	—		(2)

Income (loss) before income taxes	(22,925)	27,542	2,410	—		7,027
Income tax benefit (provision)	(3,788)	—	—	—		(3,788)
Equity in subsidiaries	29,952	—	—	(29,952	) (a)	—

Net income (loss)	$3,239	$27,542	$2,410	$(29,952)		$3,239

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$478,752	$11,807	$—		$490,559
Service revenue	—	254,591	8,203	—		262,794

Total revenue	—	733,343	20,010	—		753,353
Cost of products	—	473,293	11,672	—		484,965
Cost of services:
Operating compensation and benefits	—	114,574	3,864	—		118,438
Other operating costs	—	72,948	1,004	—		73,952
Depreciation and amortization	—	16,706	940	—		17,646

Total cost of services	—	204,228	5,808	—		210,036
Total cost of products and services	—	677,521	17,480	—		695,001
General and administrative expense	68	23,155	—	—		23,223
Depreciation and amortization	—	3,896	—	—		3,896

	68	704,572	17,480	—		722,120

Income (loss) from operations	(68)	28,771	2,530	—		31,233
Other income (expense)
Interest expense, net	(24,775)	1,075	(339)	—		(24,039)
Intercompany interest	6,042	(6,042)	—	—		—
Minority interests	—	—	(615)	—		(615)

Income (loss) before income taxes	(18,801)	23,804	1,576	—		6,579
Income tax benefit (provision)	(4,144)	—	—	—		(4,144)
Equity in subsidiaries	25,380	—	—	(25,380	) (a)	—

Net income (loss)	$2,435	$23,804	$1,576	$(25,380)		$2,435

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,079,375	$20,936	$—		$1,100,311
Service revenue	—	520,818	18,653	—		539,471

Total revenue	—	1,600,193	39,589	—		1,639,782
Cost of products	—	1,053,184	20,428	—		1,073,612
Cost of services:
Operating compensation and benefits	—	252,034	8,240	—		260,274
Other operating costs	—	153,647	2,587	—		156,234
Depreciation and amortization	—	35,666	1,688	—		37,354

Total cost of services	—	441,347	12,515	—		453,862
Total cost of products and services	—	1,494,531	32,943	—		1,527,474
General and administrative expense	189	41,039	—	—		41,228
Impairment and restructuring charges	—	381,770	—	—		381,770
Depreciation and amortization	—	14,283	—	—		14,283

	189	1,931,623	32,943	—		1,964,755

Income (loss) from operations	(189)	(331,430)	6,646	—		(324,973)
Other income (expense)
Interest expense, net	(47,873)	1,948	(708)	—		(46,633)
Minority interests	—	(372)	(1,360)	—		(1,732)
Other income (expense), net	—	1,369	—	—		1,369

Income (loss) before income taxes	(48,062)	(328,485)	4,578	—		(371,969)
Income tax benefit (provision)	(2,866)	—	—	—		(2,866)
Equity in subsidiaries	(323,906)	—	—	323,906	(a)	—

Net income (loss)	$(374,834)	$(328,485)	$4,578	$323,906		$(374,835)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$949,138	$23,036	$—		$972,174
Service revenue	—	496,728	16,491	—		513,219

Total revenue	—	1,445,866	39,527	—		1,485,393
Cost of products	—	927,128	22,502	—		949,630
Cost of services:
Operating compensation and benefits	—	227,838	7,948	—		235,786
Other operating costs	—	144,596	2,149	—		146,745
Depreciation and amortization	—	33,466	1,909	—		35,375

Total cost of services	—	405,900	12,006	—		417,906
Total cost of products and services	—	1,333,028	34,508	—		1,367,536
General and administrative expense	156	43,302	—	—		43,458
Impairment and restructuring charges	—	7,395	—	—		7,395
Depreciation and amortization	—	7,261	—	—		7,261

	156	1,390,986	34,508	—		1,425,650

Income (loss) from operations	(156)	54,880	5,019	—		59,743
Other income (expense)
Interest expense, net	(48,855)	1,649	(639)	—		(47,845)
Intercompany interest	12,083	(12,083)	—	—		—
Minority interests	—	—	(1,337)	—		(1,337)

Income (loss) before income taxes	(36,928)	44,446	3,043	—		10,561
Income tax benefit (provision)	(6,076)	—	—	—		(6,076)
Equity in subsidiaries	47,489	—	—	(47,489	) (a)	—

Net income (loss)	$4,485	$44,446	$3,043	$(47,489)		$4,485

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,470	$35,888	$3,867	$42,225

Cash flows from investing activities:
Acquisition of property and equipment	—	(38,029)	(6,184)	(44,213)
Net payments in affiliation transactions	32,677	(69,577)	—	(36,900)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	3,747	—	3,747
Distributions from minority interests	—	810	—	810
Investment in unconsolidated subsidiary	—	(3,123)	—	(3,123)

Net cash provided by (used in) investing activities	32,677	(106,672)	(6,184)	(80,179)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	4,000	4,000
Repayment of term loan	(34,937)	—	—	(34,937)
Repayment of other indebtedness	(235)	(187)	(457)	(879)
Debt financing costs	—	—	(103)	(103)
Distributions to minority interests	—	(243)	(1,589)	(1,832)
Contributions from minority interests	—	—	466	466
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash provided by (used in) financing activities	(35,147)	(430)	2,317	(33,260)

Decrease in cash and cash equivalents	—	(71,214)	—	(71,214)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$—	$78,041	$1	$78,042

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$209,952	$(104,693)	$1,628	$106,887

Cash flows from investing activities:
Acquisition of property and equipment	—	(47,822)	(235)	(48,057)
Payments in affiliation transactions		(134)		(134)
Net proceeds from sale of assets	—	750	—	750

Net cash used in investing activities	—	(47,206)	(235)	(47,441)

Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	1,323
Repayment of term loan	(5,023)	—	—	(5,023)
Repayment of other indebtedness	(1,468)	(62)	(325)	(1,855)
Debt financing costs	(153)	—	—	(153)
Repayment of advance to parent	(150,000)	—	—	(150,000)
Distributions to minority interests	—	315	(1,732)	(1,417)
Net distributions to parent	(54,501)	—	—	(54,501)
Contributions of proceeds from exercise of stock options	535	—	—	535

Net cash provided by (used in) financing activities	(209,952)	253	(1,392)	(211,091)

Decrease in cash and cash equivalents	—	(151,646)	1	(151,645)
Cash and cash equivalents:
Beginning of period	—	281,766	—	281,766

End of period	$—	$130,120	$1	$130,121

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and subsequent filings.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in Houston, Texas, supports one of the nation’s largest cancer treatment and research networks. As of June 30, 2008, our network included:

•	1,220 affiliated physicians

•	480 sites of service

•	80 comprehensive cancer centers and 12 facilities providing radiation therapy only

•	A clinical trial program currently managing 63 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.1 billion annually in oncology pharmaceuticals from its 75,000 square foot distribution facility

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

We provide practice management services primarily under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management. We also contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other services. OPS revenues are included in our pharmaceutical services segment. A more complete description of the services we provide to network practices is included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008.

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

•

Expand our Market Focus services. Through its Market Focus services, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

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

Economic Models

We provide a range of services to our network of affiliated practices with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only pharmaceutical services. Most of our revenues, approximately 80.8% during the six months ended June 30, 2008, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes. To further align ours and our affiliated practices’ economic incentives, these fees are subject to downward adjustments to incentivize the affiliated practices’ efficient use of capital and efficiency in pharmaceutical ordering and management through our distribution facility. During the six months ended June 30, 2008, 80.6% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements for our current practices for the six months ended June 30, 2008 are on a fixed management fee basis, as required in some states. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

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

Under our OPS agreements which represent 16.2% of revenue during the six months ended June 30, 2008, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESA’s, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESA’s or pharmaceutical reimbursement methodologies that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to fund its operations through operating cash flow or utilization of its existing credit facility or its ability to obtain additional financing on acceptable terms, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation and enforcement, increases in the cost of providing cancer treatment services and the operations of the Company’s affiliated physician practices.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Erythropoiesis-stimulating agents (“ESA’s”) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESA’s have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESA’s are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESA’s which was later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

cancer patients who are not receiving chemotherapy and who are treated with ESA’s. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESA’s administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESA’s in other circumstances. The FDA advisory and subsequent intermediary actions led Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESA’s for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESA’s in patients who are not currently receiving chemotherapy as discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

On July 30, 2008, FDA published a preliminary new label for the ESA drugs Aranesp and Procrit. This action was taken in response to the July 30, 2007 NCD. Unlike the NCD from CMS, the amended label applies to all patients and payers. Additionally, a Risk Evaluation and Mitigation Strategy (“REMS”) is expected to be filed with the FDA on August 20, 2008. The REMS is expected have additional patient consent/education requirements, medical guides and physician registration procedures. The REMS process will be required in order for physicians to be approved to order and dispense ESA’s to their patients.

The draft label will be effective as of August 14, 2008, unless ESA manufacturers decide to appeal the label. An appeal could extend the process for up to 30 days.

The draft changes the labeled use of ESA’s in the following areas:

•	ESA’s are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter (“g/dL”).

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not follow the Oncology Drug Advisory Committee recommendations to limit ESA in head/neck and breast cancers, or any other tumor type. In addition, affiliated physicians have already changed or are changing their ESA prescribing patterns as a result of the concerns raised over the past 18 months and many of those prescribing patterns may already be consistent with the new draft label.

A condensed financial summary of our revenue and operating income attributable to ESA’s administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$25.5	$40.4	$52.4	$82.8
Less: Operating Costs	(16.9)	(23.8)	(33.7)	(47.9)

Income from Operations	$8.6	$16.6	$18.7	$34.9

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESA’s by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. In addition, there was an increase in supportive care drug pricing that became effective during the first quarter of 2008, the impact of which is included in these financial results.

Because the use of ESA’s relates to specific clinical determinations and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

risks related to ESA use and whether managed care and other non-governmental payers adopt similar reimbursement limitations. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESA’s adversely impacted the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESA’s.

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

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor was an increase of 0.5% over the 2007 rates; and as a result of the Medicare Improvements for Patients and Providers Act of 2008 passed by Congress on July 15, 2008, the conversion factor for claims with dates of service from July 1, 2008 through December 31, 2008, will remain at the threshold of 0.5% over 2007 rates currently in effect. In addition, the conversion factor for services provided during 2009 will be increased by 1.1%.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During the three months ended June 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.3 million and $0.6 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement. During the six months ended June 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.6 million and $1.2 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

Imaging Reimbursement

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Medicare reimbursement, as a result, effective January 1, 2007, was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and six months ended June 30, 2007, the reduced reimbursement for these imaging services reduced pre-tax income by $2.4 million and $4.7 million, respectively, compared to the corresponding periods of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pre-tax income in imaging reimbursement of approximately $0.5 million and $1.0 million for services provided during the three months and six months ended June 30, 2008.

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

Summary

Many factors impact the reimbursement for treatment provided by the Company’s affiliated practices. As experienced during the past year, new information regarding the possible effects of certain supportive care drugs brought about changes from the FDA, CMS, physicians and patients in determining the most appropriate and effective use of those drugs. The most recent was from the FDA which published a preliminary draft which changes the labeled use of the supportive care drugs and a Risk Evaluation and Mitigation Strategy, containing additional patient consent/education requirements, medical guides and physician registration requirements, is expected to be filed with the FDA. The impact of these actions to the Company is not yet known, however, during the three months ended June 30, 2008, supportive care drugs contributed $8.6 million in income from operations. Another recent action impacting 2008 reimbursement was the July 13, 2008 action by Congress regarding the reimbursement for physician services. This action eliminates the 10.6% reimbursement cut that was to be effective July, 2008, and maintains the rate applied in the first half of the year through the end of 2008.

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

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the changes in Medicare reimbursement. As a result of declining profitability and lower market valuations, the Company recorded an impairment charge of $380.0 million related to goodwill in its Medical Oncology Services segment (see “Results of Operations – Impairment and Restructuring Charges”) during the quarter ended March 31, 2008.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. We did not apply the fair value option under SFAS No. 159 and, therefore, the statement did not have an impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are still in the process of evaluating the impact of FSP 142-3, particularly as it relates to any future service agreements (see Note 4 regarding intangible assets currently held by the Company), but do not expect it to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s consolidated financial statements.

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

Results of Operations

As of June 30, 2008 and 2007, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	June 30,
	2008	2007
Medical oncologists/hematologists	1,008	925
Radiation oncologists	154	148
Other oncologists	58	49

Total physicians	1,220	1,122

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Affiliated physicians, beginning of period	951	877	903	879
Physician practice affiliations	5	14	59	16
Recruited physicians	5	6	10	14
Retiring/Other	(8)	(8)	(19)	(20)
Net conversions to/from OPS agreements	(2)	3	(2)	3

Affiliated physicians, end of period	951	892	951	892

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Affiliated physicians, beginning of period	296	200	296	188
Physician practice affiliations	11	41	23	57
Physician practice separations	(38)	(5)	(43)	(9)
Retiring/Other	(2)	(3)	(9)	(3)
Net conversions to/from comprehensive service agreements	2	(3)	2	(3)

Affiliated physicians, end of period	269	230	269	230

Affiliated physicians, end of period	1,220	1,122	1,220	1,122

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cancer Centers, beginning of period	79	79	77	80
Cancer Centers opened	2	1	4	1
Cancer Centers closed	(1)	(1)	(1)	(2)

Cancer Centers, end of period	80	79	80	79

Radiation oncology-only facilities, end of period	12	11	12	11

Total Radiation Oncology Facilities (1)	92	90	92	90

Linear Accelerators	118	114	118	114

PET Systems (2)	35	35	35	35

(1)	Includes 85 and 82 sites utilizing IMRT and/or IGRT technology at June 30, 2008 and 2007, respectively.
(2)	Includes 23 and 19 PET/CT systems at June 30, 2008 and 2007, respectively.

Over 80 percent of integrated cancer centers have access to PET technology through our network of 21 fixed and 14 mobile PET systems. Certain cancer centers may not have access to a PET system due to certificate of need restrictions, because volumes do not justify a dedicated system or the location is not accessible via an existing mobile route.

Where justified by operating volumes or to provide more specialized treatment modalities, integrated cancer centers and radiation oncology-only facilities may have more than one linear accelerator at one particular cancer center.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Per Operating Day Statistics:
Medical oncology visits	10,840	10,040	10,706	9,923
Radiation treatments	2,733	2,729	2,732	2,733
IMRT treatments (included in radiation treatments)	660	608	644	590
PET scans	209	178	201	174
CT scans	779	744	770	726

Per Operating Day Same Store Statistics:
Medical oncology visits	10,136	9,674	10,004	9,613
Radiation treatments	2,675	2,682	2,674	2,692
IMRT treatments (included in radiation treatments)	634	595	620	579
PET scans	201	173	192	170
CT scans	765	719	755	701

New patients enrolled in research studies	919	708	1,915	1,469

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

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended June 30,				Three Months Ended June 30,
	2008		2007		2008		2007
Product revenue	$557,050	67.2%	$490,559	65.1%	$557,050	67.2%	$490,559	65.1%
Service revenue	272,125	32.8	262,794	34.9	272,125	32.8	262,794	34.9

Total revenue	829,175	100.0	753,353	100.0	829,175	100.0	753,353	100.0

Cost of products	541,585	65.3	484,965	64.4	541,585	65.3	484,965	64.4

Cost of services:
Operating compensation and benefits	130,086	15.7	118,438	15.7	130,086	15.7	118,438	15.7
Other operating costs	79,438	9.6	73,952	9.8	79,438	9.6	73,952	9.8
Depreciation and amortization	18,753	2.2	17,646	2.3	18,753	2.2	17,646	2.3

Total cost of services	228,277	27.5	210,036	27.8	228,277	27.5	210,036	27.8

Total cost of products and services	769,862	92.8	695,001	92.2	769,862	92.8	695,001	92.2

General and administrative expense	21,288	2.6	23,268	3.1	21,240	2.6	23,223	3.1
Impairment and restructuring charges	464	0.1	—	—	464	0.1	—	—
Depreciation and amortization	7,130	0.8	3,896	0.5	7,130	0.8	3,896	0.5

Total costs and expenses	798,744	96.3	722,165	95.8	798,696	96.3	722,120	95.8

Income from operations	30,431	3.7	31,188	4.2	30,479	3.7	31,233	4.2

Other expense:
Interest expense, net	(32,399)	(3.9)	(35,144)	(4.7)	(22,433)	(2.7)	(24,039)	(3.2)
Minority interests	(1,017)	(0.1)	(615)	(0.1)	(1,017)	(0.1)	(615)	(0.1)
Other income (expense)	14,296	1.7	—	—	(2)	(0.1)	—	—

Income (loss) before income taxes	11,311	1.4	(4,571)	(0.6)	7,027	0.8	6,579	0.9
Income tax benefit (provision)	(4,169)	(0.5)	4,207	0.6	(3,788)	(0.5)	(4,144)	(0.6)

Net income (loss)	$7,142	0.9%	$(364)	0.0%	$3,239	0.3%	$2,435	0.3%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Six Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Product revenue	$1,100,311	67.1%	$972,174	65.4%	$1,100,311	67.1%	$972,174	65.4%
Service revenue	539,471	32.9	513,219	34.6	539,471	32.9	513,219	34.6

Total revenue	1,639,782	100.0	1,485,393	100.0	1,639,782	100.0	1,485,393	100.0

Cost of products	1,073,612	65.5	949,630	63.9	1,073,612	65.5	949,630	63.9

Cost of services:
Operating compensation and benefits	260,274	15.9	235,786	15.9	260,274	15.9	235,786	15.9
Other operating costs	156,234	9.5	146,745	9.9	156,234	9.5	146,745	9.9
Depreciation and amortization	37,354	2.3	35,375	2.4	37,354	2.3	35,375	2.4

Total cost of services	453,862	27.7	417,906	28.2	453,862	27.7	417,906	28.2

Total cost of products and services	1,527,474	93.2	1,367,536	92.1	1,527,474	93.2	1,367,536	92.1

General and administrative expense	41,327	2.5	43,544	2.9	41,228	2.5	43,458	2.9
Impairment and restructuring charges	381,770	23.3	7,395	0.5	381,770	23.3	7,395	0.5
Depreciation and amortization	14,283	0.8	7,261	0.5	14,283	0.8	7,261	0.5

Total costs and expenses	1,964,854	119.8	1,425,736	96.0	1,964,755	119.8	1,425,650	96.0

Income (loss) from operations	(325,072)	(19.8)	59,657	4.0	(324,973)	(19.8)	59,743	4.0

Other expense:
Interest expense, net	(68,678)	(4.2)	(66,169)	(4.5)	(46,633)	(2.8)	(47,845)	(3.2)
Minority interests	(1,732)	(0.1)	(1,337)	(0.1)	(1,732)	(0.1)	(1,337)	(0.1)
Loss on early extinguishment of debt	—	—	(12,917)	(0.9)	—	—	—	—
Other income (expense)	(342)	—	—	—	1,369	—	—	—

Income (loss) before income taxes	(395,824)	(24.1)	(20,766)	(1.5)	(371,969)	(22.7)	10,561	0.7
Income tax benefit (provision)	5,578	0.3	4,816	0.3	(2,866)	(0.2)	(6,076)	(0.4)

Net income (loss)	$(390,246)	(23.8)%	$(15,950)	(1.2)%	$(374,835)	(22.9)%	$4,485	0.3%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with Holdings’ floating rate notes, loss on early extinguishment of debt, interest rate swap gains/losses and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, later in this discussion, (which includes interest and general and administrative expense) we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs incurred by Holdings.

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

Revenue

The following tables reflect our revenue by segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Medical oncology services	$559,344	$522,766	7.0%	$1,112,099	$1,044,673	6.5%
Cancer center services	92,234	89,393	3.2	182,325	173,689	5.0
Pharmaceutical services	637,251	573,485	11.1	1,247,873	1,114,866	11.9
Research and other services	14,576	14,046	3.8	27,638	27,046	2.2
Eliminations (1)	(474,230)	(446,337)	(6.2)	(930,153)	(874,881)	(6.3)

Total revenue	$829,175	$753,353	10.1%	$1,639,782	$1,485,393	10.4%

As a percentage of total revenue:

Medical oncology services	67.5%	69.4%		67.8%	70.3%
Cancer center services	11.1	11.9		11.1	11.7
Pharmaceutical services	76.9	76.1		76.1	75.1
Research and other services	1.8	1.9		1.7	1.8
Eliminations (1)	(57.3)	(59.3)		(56.7)	(58.9)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. For the three months ended June 30, 2008, medical oncology services revenue was $559.3 million, an increase of $36.5 million, or 7.0 percent, from the three months ended June 30, 2007. The revenue increase reflects an 8.0 percent increase in daily visits and a 6.3 percent growth in our network of affiliated medical oncologists. Partially offsetting the increase in daily visits was a reduction in the utilization of supportive care drugs due to restrictions on their use along with safety concerns.

Medical oncology services revenue for the six months ended June 30, 2008 increased $67.4 million, or 6.5 percent, from the six months ended June 30, 2007. In addition to the factors impacting the current quarter comparison, medical oncology services revenues for the six months ended June 30, 2007 were reduced by financial support provided to two affiliated practices experiencing operational challenges.

Cancer Center Services. Cancer center services revenue for the three months ended June 30, 2008 was $92.2 million, an increase of $2.8 million, or 3.2 percent from the three months ended June 30, 2007 which reflects a 7.2 percent increase in diagnostic scans and a continued shift toward advanced targeted radiation therapies which increased by 8.6 percent compared to 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

For the six months ended June 30, 2008, cancer center services revenue increased 5.0 percent over the same period of 2007. Similar to the quarterly comparison, the increase reflects a 7.9 percent increase in diagnostic scans as well as a shift towards more technologically advanced radiation therapies which increased by 9.2 percent compared to 2007.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended June 30, 2008 was $637.3 million, an increase of $63.8 million, or 11.1 percent, over the comparable period of 2007. The revenue increase is primarily due to the net addition of 83 medical oncologists affiliated through comprehensive service and OPS agreements since the close of the second quarter of 2007 as well as increased revenue from our oral oncology specialty pharmacy. The addition of physicians was partially offset by lower utilization of certain supportive care drugs due to coverage restrictions and safety concerns.

During the six months ended June 30, 2008, pharmaceutical services revenue was $1,247.9 million, an increase of $133.0 million over the comparable 2007 period for the reasons discussed in the quarterly comparison.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Cost of products	$541,585	$484,965	11.7%	$1,073,612	$949,630	13.1%
Cost of services:
Operating compensation and benefits	130,086	118,438	9.8	260,274	235,786	10.4
Other operating costs	79,438	73,952	7.4	156,234	146,745	6.5
Depreciation and amortization	18,753	17,646	6.3	37,354	35,375	5.6

Total cost of services	228,277	210,036	8.7	453,862	417,906	8.6

Total cost of products and services	$769,862	$695,001	10.8	$1,527,474	$1,367,536	11.7

As a percentage of revenue:

Cost of products	65.3%	64.4%		65.5%	63.9%
Cost of services:
Operating compensation and benefits	15.7	15.7		15.9	15.9
Other operating costs	9.6	9.8		9.5	9.9
Depreciation and amortization	2.2	2.3		2.3	2.4

Total cost of services	27.5	27.8		27.7	28.2

Total cost of products and services	92.8%	92.2%		93.2%	92.1%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the OPS model in our pharmaceutical services segment. Product costs increased 11.7% and 13.1% over the three month and six month periods, respectively, ended June 30, 2007, a rate in excess of revenue growth over the corresponding periods. As a percentage of revenue, cost of products was 65.3% and 64.4% in the three months ended June 30, 2008 and 2007, respectively, and 65.5% and 63.9% in the six months ended June 30, 2008 and 2007, respectively. Contributing to the increase compared to prior year is a shift in use from supportive care drugs to single source drugs by affiliated medical oncologists, as well as increased supportive care drug pricing that became effective during the first quarter of 2008.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.5% and 27.8% in the three months ended June 30, 2008 and 2007, respectively, and 27.7% and 28.2% during the six months ended June 30, 2008 and 2007, respectively, which reflects the leverage of our cost structure on an expanding revenue base.

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

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007			2008	2007
General and administrative expense	$21,240	$23,223	(8.5)%		$41,228	$43,458	(5.1)%
Impairment and restructuring charges	464	—	nm	(1)	381,770	7,395	nm	(1)
Depreciation and amortization	7,130	3,896	nm	(1)	14,283	7,261	nm	(1)
Interest expense, net	22,433	24,039	(6.7)		46,633	47,845	(2.5)
Other (income) expense	2	—	nm	(1)	(1,369)	—	nm	(1)
Minority interests	1,017	615	65.4		1,732	1,337	29.5

As a percentage of revenue:

General and administrative expense	2.6%	3.1%			2.5%	2.9%
Impairment and restructuring charges	0.1	—			23.3	0.5
Depreciation and amortization	0.8	0.5			0.8	0.5
Interest expense, net	2.7	3.2			2.8	3.2
Other (income) expense	0.1	—			—	—
Minority interests	0.1	0.1			0.1	0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $21.2 million for the three months ended June 30, 2008 and $23.2 million for the same period in 2007. During the six months ended June 30, 2008 and 2007, general and administrative expense was $41.2 million and $43.5 million, respectively. General and administrative expense during the three months and six months ended June 30, 2008 decreased from the comparable prior year periods due to the management of overhead costs, particularly in areas such as meeting expenses, advertising costs and professional fees. General and administrative expense represented 2.6% and 3.1% of revenue, respectively, for the three months ended June 30, 2008 and 2007, and 2.5% and 2.9% of revenue, respectively, for the six months ended June 30, 2008 and 2007.

Impairment and Restructuring Charges.

Impairment and restructuring charges recognized during the three months and six months ended June 30, 2008 and 2007 consisted of the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Goodwill	$—	$—	$380,000	$—
Reduction in Force Severance	356	—	1,662	—
Service Agreements, net	—	—	—	4,325
Property and Equipment, net	—	—	—	2,512
Future Lease Obligations	—	—	—	558
Other	108	—	108	—

Total	$464	$—	$381,770	$7,395

During the three months and six months ended June 30, 2008, charges of $0.4 million and $1.7 million, respectively, were recognized primarily related to employee severance costs for which payment has been made as of July 31, 2008. Also during the six months ended June 30, 2008, we recognized a $380.0 million impairment charge to goodwill in our Medical Oncology

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Services segment. In connection with the preparation of the financial statements for the quarter ended March 31, 2008, and as a result of the continued decline in the financial performance of the Medical Oncology Services segment, we assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, we have become less dependent on our medical oncology segment as a source of earnings since goodwill was initially recognized in connection with the Merger in August 2004. For 2004, medical oncology services represented approximately 70 percent of our earnings with the remaining 30 percent generated through radiation oncology, diagnostics and pharmaceutical services. During the three months ended March 31, 2008, these services, as well as recently developed service offerings constitute approximately 75 percent of our earnings with medical oncology services decreasing to approximately 25 percent. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced reimbursement for supportive care drugs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the quarter ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the quarter ended March 31, 2008, price increases from manufacturers of supportive care drugs and additional safety concerns related to the use of supportive care drugs continued to reduce their utilization by our affiliated physicians and adversely impacted both current and projected operating results for our Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led us to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to our Medical Oncology Services segment during the quarter ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility.

When an impairment is identified, as was the case for the three months ended March 31, 2008, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through our initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, we identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160.0 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with U.S. GAAP, these increases in the fair value of intangible assets have not been recorded in our consolidated balance sheet.

During the three months ended March 31, 2007, we recognized impairment and restructuring charges amounting to $7.4 million. In the large majority of our markets, we believe our strategies of practice consolidation, diversification and process improvement continue to be effective. In a minority of our geographic markets, however, specific local factors have prevented effective implementation of our strategies, and practice performance has suffered. Specifically, in two markets in which we have affiliated practices, these market-specific conditions resulted in recognizing impairment and restructuring charges.

In the first market, during the quarter ended September 30, 2006, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company appealed this determination, however, during the three months ended March 31, 2007, efforts did not advance sufficiently, and, therefore, the resumption of radiation services or other recovery of the investment was not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008, and the practice intends to reinstitute its radiation practice.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. Along with the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Depreciation and Amortization. Depreciation and amortization expense increased $3.2 million and $7.0 million, respectively, for the three months and six months ended June 30, 2008 over the comparable 2007 periods, which reflects amortization of comprehensive service agreement intangibles for newly affiliated practices in the current period and the amortization of costs associated with our company-wide financial system upgrade that occurred in 2007.

Interest. Interest expense, net, decreased to $22.4 million and $46.6 million, respectively, during the three months and six months ended June 30, 2008 from $24.0 million and $47.8 million, respectively, in the comparable periods of prior year due to decreasing LIBOR rates.

Income Taxes. The effective tax rate for US Oncology, Inc. was a provision of 53.9% and 63.0% for the three months ended June 30, 2008 and 2007, respectively, and a provision of 0.8% and 57.5% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate during the six months ended June 30, 2008 is attributable to the impairment of goodwill in the Medical Oncology Services segment, the majority of which is not deductible for tax purposes. Of the $380.0 million impairment charge, $4.0 million is deductible through annual amortization for tax purposes. Consequently, there is no tax benefit associated with a substantial portion of the goodwill impairment. As a result of the goodwill impairment, the 2008 effective tax rate is not indicative of future effective income tax rates.

Net Income (Loss). Net income for the three months ended June 30, 2008 was $3.2 million compared to net income of $2.4 million for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $374.8 million, compared to net income of $4.5 for the six months ended June 30, 2007.

Corporate Costs and Net Income (Loss)(US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
General and administrative expense	$48	$45	6.7%	$99	$86	15.1%
Interest expense, net	9,966	11,105	(10.3)	22,045	18,324	20.3
Other expense	(14,298)	—	—	1,711	—	—
Loss on early extinguishment of debt	—	—	—	—	12,917	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $48 thousand and $45 thousand during the three months ended June 30, 2008 and 2007, respectively, and $99 thousand and $86 thousand during the six months ended June 30, 2008 and 2007, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $10.0 million and $11.1 million during the three months ended June 30, 2008 and 2007, respectively, reflecting the decrease in the LIBOR rate at the interest period reset date of March 15, 2008 compared to prior year which was partially offset by incremental interest associated with additional indebtedness as a result of electing to settle the interest payment due March 15, 2008 in kind, as well as a 75 basis point spread premium associated with the 50% of interest due September 15, 2008 that the Company has elected to settle in kind. Incremental interest expense was $22.0 million and $18.3 million for the six months ended June 30, 2008 and 2007, respectively. The increase in incremental interest expense when comparing the six months ended June 30, 2008 to the same period in 2007 reflects the refinancing of the Holdings Notes on March 15, 2007, which resulted in increased interest expense on the $175.0 million incremental borrowings. In addition, the interest payment due in March, 2008 on the Holdings Notes was settled in kind. In addition to increasing the outstanding borrowings by $22.8 million, under this election the interest rate is increased by 75 basis points over the interest rate which would have been applied if the payment was settled in cash.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Other Income (Expense). During the three months ended June 30, 2008, Holdings recorded an unrealized gain of $14.3 million related to its interest rate swap due to increasing LIBOR rates since March 31, 2008. For the six months ended June 30, 2008, Holdings recorded an unrealized loss of $1.7 million. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings. Although cash flow hedge accounting is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability of interest payments on the portion of Holdings’ indebtedness that is serviced with cash interest and on a portion of the interest due on US Oncology’s variable rate senior secured credit facility.

Loss on Debt Extinguishment. In connection with refinancing of Holdings indebtedness during the six months ended June 30, 2007, we recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Income Taxes. Holdings effective tax rate was a provision of 36.9% and a benefit of 92.0% for the three months ended June 30, 2008 and 2007, respectively, and a benefit of 1.4% and 23.2% for the six months ended June 30, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The six-month period ended June 30, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

Net Income (Loss). Holdings’ incremental net income for the three months ended June 30, 2008 was $3.9 million and the incremental net loss for the three months ended June 30, 2007 was $2.8 million. For the six months ended June 30, 2008 and 2007, Holdings’ incremental net loss was $15.4 million and $20.4 million, respectively.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of June 30, 2008 (in thousands).

	Holdings	US Oncology
Current assets	$748,409	$731,801
Current liabilities	547,456	550,563

Net working capital	$200,953	$181,238

Long-term indebtedness	$1,508,018	$1,060,229

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

The following table summarizes the statement of cash flows of Holdings and US Oncology for the six months ended June 30, 2008 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$42,241	$42,225
Net cash used in investing activities	(80,179)	(80,179)
Net cash used in financing activities	(33,276)	(33,260)

Net decrease in cash and equivalents	(71,214)	(71,214)
Cash and equivalents:
December 31, 2007	149,257	149,256

June 30, 2008	$78,043	$78,042

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cash Flows from Operating Activities

During the six months ended June 30, 2008, we generated $42.2 million in cash flow from operations compared to $94.4 million during the six months ended June 30, 2007. The decrease in operating cash flow was primarily due to higher payments for pharmaceuticals due to both increasing volumes and purchases made under new generic drug inventory management programs, as well as increasing working capital requirements to support network growth.

Cash Flows from Investing Activities

During the six months ended June 30, 2008, we used $80.2 million for investing activities. The investments consisted primarily of $44.2 million in capital expenditures, including $26.3 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $17.8 million. Also during the six months ended June 30, 2008, we funded $36.9 million in cash consideration as well as $32.7 million in notes issued to affiliating physicians.

During the six months ended June 30, 2007, we used $47.4 million for investing activities. The investments consisted primarily of $48.1 million in capital expenditures, including $21.7 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $25.1 million. Also during the six months ended June 30, 2007, we received proceeds of $0.8 million from the sale of assets.

Cash Flows from Financing Activities

During the six months ended June 30, 2008, $33.3 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility, including a payment of $29.4 million due under the “excess cash flow” provision of our senior secured facility which was paid in April, 2008.

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

The payment of cash interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to Holdings. Cash flow used by US Oncology for financing activities for the six months ended June 30, 2007, also includes distributions of $13.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes and dividends to the Company’s shareholders. No distributions were made to the parent company during the six months ended June 30, 2008 due to our electing to pay interest due on March 15, 2008 on the Holdings Notes in kind. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on the notes, unless other sources of funding are available.

Amounts available under the restricted payments provision of our senior subordinated note agreements amounted to approximately $17.7 million as of June 30, 2008. We elected to settle the interest due March 15, 2008 entirely by increasing the principal amount of the outstanding notes. For the interest due September 15, 2008, we elected to pay 50% in cash and 50% in kind. We expect to pay $8.1 million in cash and to issue $8.9 million in notes to settle the interest due in September. The interest rate applied to the portion settled in kind is increased by 75 basis points over the rate applied to the portion settled in cash. In addition, we expect to pay $4.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2008. On or before September 10, 2008, the Company must make its election to service interest due March 15, 2009 and, based on current projections, the Company expects to elect to settle interest for that semi-annual interest period 100 percent in kind.

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

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of June 30, 2008, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 1.90:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.95:1. Both of these covenants become more restrictive over time and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. For more information regarding our reference to EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

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

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$7,142	$(364)	$3,239	$2,435
Interest expense, net	32,399	35,144	22,433	24,039
Income tax (benefit) provision	4,169	(4,207)	3,788	4,144
Depreciation and amortization	25,883	21,542	25,883	21,542
Amortization of stock compensation	565	201	565	201
Minority interest expense	1,017	615	1,017	615
Other income (expense)	(14,296)	—	2	—

EBITDA	56,879	52,931	56,927	52,976

Impairment and restructuring charges	464	—	464	—
Changes in assets and liabilities	(34,575)	47,378	(39,853)	43,527
Deferred income taxes	5,161	1,263	44	2,242
Interest expense, net	(32,399)	(35,144)	(22,433)	(24,039)
Income tax benefit (provision)	(4,169)	4,207	(3,788)	(4,144)

Net cash provided by (used in) operating activities	$(8,639)	$70,635	$(8,639)	$70,562

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(390,246)	$(15,950)	$(374,835)	$4,485
Interest expense, net	68,678	66,169	46,633	47,845
Income tax (benefit) provision	(5,578)	(4,816)	2,866	6,076
Depreciation and amortization	51,637	42,636	51,637	42,636
Amortization of stock compensation	1,120	461	1,120	461
Minority interest expense	1,732	1,337	1,732	1,337
Other income (expense)	342	—	(1,369)	—

EBITDA	(272,315)	89,837	(272,216)	102,840

Impairment and restructuring charges	381,770	7,395	381,770	7,395
Loss on early extinguishment of debt	—	12,917	—	—
Changes in assets and liabilities	2,256	46,542	(15,814)	51,343
Deferred income taxes	(6,370)	(973)	(2,016)	(770)
Interest expense, net	(68,678)	(66,169)	(46,633)	(47,845)
Income tax benefit (provision)	5,578	4,816	(2,866)	(6,076)

Net cash provided by operating activities	$42,241	$94,365	$42,225	$106,887

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$409,501	$—	$621,779	$—	$—	$(474,230)	$557,050
Service revenues	149,843	92,234	15,472	14,576	—	—	272,125

Total revenues	559,344	92,234	637,251	14,576	—	(474,230)	829,175

Operating expenses	(538,600)	(70,034)	(612,233)	(15,499)	(36,096)	474,230	(798,232)
Impairment and restructuring charges	42	(150)	—	—	(356)	—	(464)

Income (loss) from operations	20,786	22,050	25,018	(923)	(36,452)	—	30,479

Add back:
Depreciation and amortization	—	9,611	1,325	91	14,856	—	25,883
Amortization of stock-based compensation	—	—	—	—	565	—	565

EBITDA	$20,786	$31,661	$26,343	$(832)	$(21,031)	$—	$56,927

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(48)	$—	$(48)

EBITDA	$20,786	$31,661	$26,343	$(832)	$(21,079)	$—	$56,879

	Three Months Ended June 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$382,271	$—	$554,625	$—	$—	$(446,337)	$490,559
Service revenues	140,495	89,393	18,860	14,046	—	—	262,794

Total revenues	522,766	89,393	573,485	14,046	—	(446,337)	753,353

Operating expenses	(502,833)	(64,716)	(553,336)	(13,991)	(33,581)	446,337	(722,120)

Income (loss) from operations	19,933	24,677	20,149	55	(33,581)	—	31,233

Add back:
Depreciation and amortization	—	9,795	1,287	102	10,358	—	21,542
Amortization of stock-based compensation	—	—	—	—	201	—	201

EBITDA	$19,933	$34,472	$21,436	$157	$(23,022)	$—	$52,976

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(45)	$—	$(45)

EBITDA	$19,933	$34,472	$21,436	$157	$(23,067)	$—	$52,931

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Six Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$812,815	$—	$1,217,649	$—	$—	$(930,153)	$1,100,311
Service revenues	299,284	182,325	30,224	27,638	—	—	539,471

Total revenues	1,112,099	182,325	1,247,873	27,638	—	(930,153)	1,639,782

Operating expenses	(1,072,746)	(138,347)	(1,201,429)	(29,528)	(71,088)	930,153	(1,582,985)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,582)	—	(381,770)

Income (loss) from operations	(340,685)	43,828	46,444	(1,890)	(72,670)	—	(324,973)

Add back:
Depreciation and amortization	—	18,948	2,638	191	29,860	—	51,637
Amortization of stock-based compensation	—	—	—	—	1,120	—	1,120

EBITDA	$(340,685)	$62,776	$49,082	$(1,699)	$(41,690)	$—	$(272,216)

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(99)	$—	$(99)

EBITDA	$(340,685)	$62,776	$49,082	$(1,699)	$(41,789)	$—	$(272,315)

	Six Months Ended June 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$767,626	$—	$1,079,429	$—	$—	$(874,881)	$972,174
Service revenues	277,047	173,689	35,437	27,046	—	—	513,219

Total revenues	1,044,673	173,689	1,114,866	27,046	—	(874,881)	1,485,393

Operating expenses	(999,904)	(129,023)	(1,073,662)	(26,717)	(63,830)	874,881	(1,418,255)
Impairment and restructuring charges	—	(3,070)	—	—	(4,325)	—	(7,395)

Income (loss) from operations	44,769	41,596	41,204	329	(68,155)	—	59,743

Add back:
Depreciation and amortization	—	19,324	2,639	301	20,372	—	42,636
Amortization of stock-based compensation	—	—	—	—	461	—	461

EBITDA	$44,769	$60,920	$43,843	$630	$(47,322)	$—	$102,840

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(86)	$—	$(86)
Loss on extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$44,769	$60,920	$43,843	$630	$(60,325)	$—	$89,837

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

Medical Oncology Services. Excluding impairment charges (see “Results of Operations – Impairment and Restructuring Charges”), Medical Oncology Services EBITDA for the three months ended June 30, 2008 increased $0.8 million, or 4.0 percent, compared to the three months ended June 30, 2007. Increased revenue from higher daily visits and physician growth was partially offset by a reduction in earnings from the use of supportive care drugs by affiliated medical oncologists, increased supportive care drug pricing that became effective in the first quarter of 2008, and management fee reductions due to contractual amendments in 2007. We monitor the terms of our management service agreements to assess whether they are appropriate when considering practice growth and market conditions. On occasion, we may agree to reduce our management fees to provide a platform for sustained growth, create alignment of mutual interests and encourage support of our other service offerings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

EBITDA for the six months ended June 30, 2008 decreased $5.4 million, or 12.1 percent, compared to the six months ended June 30, 2007. For the six month period ended June 30, 2008, the impact of decreased supportive care drug earnings and management fee amendments more than offset the revenue increase associated with increased visits and physician additions.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended June 30, 2008 was $31.7 million, representing a decrease of $2.8 million, or 8.2 percent, from the three months ended June 30, 2007 and EBITDA for the six months ended June 30, 2008 was $62.8 million, an increase of $1.9 million, or 3.0 percent, over the six months ended June 30, 2007. The decrease reflects management fee reductions due to contractual amendments in 2007 and increased competition in certain markets. In the year-to-date comparison, the three months ended March 31, 2007 included $3.1 million in impairment and restructuring charges (see “Results of Operations – Impairment and Restructuring Charges”).

Pharmaceutical Services. Pharmaceutical services EBITDA was $26.3 million for the three months ended June 30, 2008, an increase of $4.9 million over the three months ended June 30, 2007, and EBITDA was $49.1 million for the six months ended June 30, 2008, an increase of $5.2 million over the six months ended June 30, 2007. The current year results reflect the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements as well as earnings under new generic drug inventory management programs partially offset by reduced margins in our oncology pharmaceutical service offering due to shift in mix toward single source pharmaceuticals from supportive care drugs.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•

Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations. During the six months ended June 30, 2008, we paid $36.9 million in cash consideration for practice affiliations.

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

As of August 6, 2008, we had cash and cash equivalents of $103.6 million. Also as of August 6, 2008, we had $133.7 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $26.3 million. In the event that cash on hand, combined with amounts available under the credit facility, are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

Indebtedness

We have a significant amount of indebtedness. On June 30, 2008 we had aggregate indebtedness of approximately $1.5 billion of which $1,071.5 million (including current maturities of $11.2 million) represents obligations of US Oncology, Inc., and $447.8 million represents an obligation of Holdings. We are currently in compliance with restrictive covenants of our indebtedness.

Financial Covenants

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The reduced usage of supportive care drugs by oncologists as a result of product safety risks and coverage restrictions adversely impacted our revenues, net income, cash flow and EBITDA. See “Reimbursement Matters – Pharmaceutical Reimbursement under Medicare” for more detail. On November 30, 2007, we amended our senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provide flexibility as the Company responds to the adverse impact of reduced ESA reimbursement. In addition, the amendment increased our ability to invest in future growth by increasing capital available for physician affiliations and other investments, and included other revisions necessary to support diversification into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as debt issuance costs to be amortized over the remaining term of the senior secured facility. At June 30, 2008, our minimum interest coverage ratio was 1.90:1 and our maximum leverage ratio was 5.95:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1.

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

Holdings Notes

During the quarter ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008, as settlement for interest due. The Company has elected to pay interest due on September 15, 2008 50% in cash and 50% in kind. To settle this payment, the Company expects that it will pay $8.1 million in cash and issue an additional $8.9 million in notes of which $5.2 million has been expensed for the period from March 15, 2008 through June 20, 2008. The interest rate applied to the portion settled in kind is

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

increased by 75 basis points over the rate applied to the portion settled in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. On or before September 10, 2008, the Company must make its election to service interest due March 15, 2009 and, based on current projections, the Company expects to elect to settle interest for that semi-annual interest period 100 percent in kind.

US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2008, US Oncology has the ability to make approximately $17.7 million in restricted payments, which amount increases based upon 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

As a result of discontinuing cash flow hedge accounting for the interest rate swap, the Company recorded an unrealized loss of $1.7 million during the six months ended June 30, 2008. The Company’s consolidated balance sheet includes a liability of $17.2 million to reflect the fair market value of the interest rate swap as of that date. In addition, we expect to pay $4.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2008.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factor in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company. An increase in future interest rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $13.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $459.5 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The Company does not believe the election to pay all or a portion on the interest due on the Holdings Notes in kind results in the instrument no longer being an economically effective hedge because the notional principal of Notes issued in kind for interest (that must be settled in cash at a future date) will increase or decrease based on market interest rates in the same manner as if cash had been paid for interest. Although cash flow hedge accounting treatment is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

At June 30, 2008, accumulated other comprehensive income (loss) includes $1.3 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 for the year ended December 31, 2007.

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

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. The Company was first subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting, when it filed its annual report for the fiscal year ending December 31, 2007 on Form 10-K as filed on February 29, 2008. The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2009.

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

Specifically, during March 2007, we became aware that we and one of our affiliated practices were the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations were contained in a qui tam complaint filed on a confidential basis with a United States federal court. The DOJ has determined that it will not intervene in the suit and the lawsuit has been dismissed.

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

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2008. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At June 30, 2008, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other noncurrent assets. Currently, approximately $9.0 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other noncurrent assets at June 30, 2008. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. During the three months ended March 31, 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008, and the practice intends to reinstitute its radiation practice.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment during the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No additional impairment charges relating to this regulatory action have been recorded through June 30, 2008.

As of June 30, 2008, our Consolidated Balance Sheet included net assets in the amount of $1.8 million related to this practice, which includes primarily working capital in the amount of $1.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At June 30, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease was not accrued as we had not exhausted our legal appeals. Management will continue to monitor this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description
3.1[7]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[8]	Bylaws of US Oncology Holdings, Inc.

3.3[2]	Certificate of Incorporation of US Oncology, Inc.

3.4[2]	Bylaws of US Oncology, Inc.

4.1[1]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.2[3]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.3[3]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.4[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.6[3]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.7[3]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 3.15)

4.8[3]	Form of 9% Senior Note due 2012 (included in Exhibit 3.16)

4.9[3]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 3.5)

4.10[7]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.11[7]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.12[8]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.13[8]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 3.28)

10.1[3]	Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.2[3]	Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.3[3]	Form of Executive Officer Employment Agreement

10.4[2]	Form of Restricted Stock Agreement

10.5[3]	Form of Unit Grant, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross and Bruce Broussard

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

10.6[3]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

10.7[4]	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.8[5]	Amendment No. 2 dated as of November 15, 2005, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.9[6]	Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.10[7]	Stock Purchase Agreement, dated as of December 21, 2006

10.11[7]	Amendment No. 4 dated as of December 21, 2006, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.12[8]	Amendment No. 5 dated as of March 1, 2007, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.13[9]	Amendment No. 6 dated as of November 30, 2007, to the Credit Agreement Dated as of August 20, 2004, as Amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware Corporation, the Lenders party thereto JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.14[10]	US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

10.15[10]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Principal Financial Officer

[1]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.
[2]	Filed as an exhibit to the 10-K filed by US Oncology, Inc. on March 21, 2003 and incorporated herein by reference.
[3]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004 and incorporated herein by reference.
[4]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
[5]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.
[7]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.
[8]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.
[10]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008, and incorporated herein by reference.
†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: August 8, 2008:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(duly authorized signatory and principal financial officer)